Form 10-Q
period 2016-06-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2016-08-15
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 333-210091

Lazuriton Nano Biotechnology (U.S.A.) Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1786808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10F., No. 341, Sec. 2, Wanshou Rd.

Guishan District,

Taoyuan City, 333, Taiwan (Republic of China)

 (Address of principal executive offices, Zip Code)

886-3-329-5585

 (Registrant's telephone number, including area code)

____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Copies to:

Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
Fax: (949) 660-9010

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant's common stock outstanding, as of August 9, 2016, is 60,000,000.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,191	$10,191
Total current assets	10,191	10,191

Total Assets	$10,191	$10,191

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expenses	45,851	-
Due to related parties	80,207	80,207
Total current liabilities	126,058	80,207

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	54,000	54,000
Accumulated deficits	(175,867)	(130,016)
Total stockholders' deficit	(115,867)	(70,016)

Total Liabilities and Stockholders' Deficit	$10,191	$10,191

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended	From June 2, 2015 (Inception) through
	June 30, 2016	June 30, 2016	June 30, 2015
Net revenue	$-	$-	$-

General and administrative expenses	45,851	45,851	-

Loss from operations	(45,851)	(45,851)	-

Loss before income taxes	(45,851)	(45,851)	-

Provision for income taxes	-	-	-
Net loss	$(45,851)	$(45,851)	$-

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$-

Weighted Average Shares Outstanding:
Basic and diluted	60,000,000	60,000,000	-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2016	From June 2, 2015 (Inception) through June 30, 2015

Cash Flows from Operating Activities
Net loss	$(45,851)	$-
Changes in assets and liabilities:
Increase in accrued expenses	45,851	-
Net cash provided by (used in) operating activities	-	-

Net increase in cash and cash equivalents	-	-

Cash and Cash Equivalents
Beginning	10,191	-
Ending	$10,191	$-

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year.

Basis of Presentation and Organization

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the "Company"), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company's business plan is to market and distribute Nano fertilizers products.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had accumulated deficits of $175,867 and $130,016 as of June 30, 2016 and December 31, 2015, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, its president and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2016 and December 31, 2015.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

NOTE 2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of June 30, 2016, there were $80,207 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 3. INCOME TAXES

As of June 30, 2016, the Company had net operating loss carry forwards of approximately $175,867 that may be available to reduce future years' taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30, 2016

For the six months ended June 30, 2016
Federal income tax benefit attributable to:
Current Operations	$15,589
Less: valuation allowance	(15,589)
Net provision for Federal income taxes	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$59,795	$44,205
Less: valuation allowance	(59,795)	(44,205)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

For the six-month ended June 30, 2016

Statutory tax benefit	(34)%
Permanent items	-
Change in deferred tax asset valuation allowance	34%

Provision for income taxes	-%

For the six months ended June 30, 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

4. STOCKHOLDERS' DEFICIT

On June 4, 2015, the Company has issued 10,000 shares of its $0.0001 par value common stock at a purchase price of $0.001 per share in a total amount of $10 from one shareholder.

On Novembe

r 10, 2015, the Company has issued 59,990,000 shares of its $0.0001 par value common stock shares at a purchase price of $0.001 per share in a total amount of $59,990 from forty-five shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

            This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

            The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Three Months Ended June 30, 2016

Net revenue for the three months ended June 30, 2016 was $0.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses for the three months ended June 30, 2016, were $45,851.

Our net loss was $(45,851) for the three months ended June 30, 2016.

Six Months Ended June 30, 2016

Net revenue for the six months ended June 30, 2016, was $0. From June 2, 2015 (date of inception) through June 30, 2016, our net revenue was $0.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses for the six months ended June 30, 2016, were $45,851. From June 2, 2015 (date of inception) through June 30, 2016, our general and administrative expenses were $0.

Our net loss was $(45,851) for the six months ended June 30, 2016. From June 2, 2015 (date of inception) through June 30, 2015, our net loss was $0.

Liquidity and Capital Resources

Cash and cash equivalents were $10,191 at June 30, 2016, and December 31, 2015. Our total current assets were $10,191 at June 30, 2016 and December 31, 2015. Our total current liabilities were $126,058 at June 30, 2016, as compared to $80,207 at December 31, 2015.

We had negative working capital at June 30, 2016, of $(115,867), compared to negative working capital of $(70,016) at December 31, 2015. The increase in negative working capital was primarily due to an increase in accrued expenses.

Net cash used in operating activities during the six months ended June 30, 2016, was $0. Net cash used in operating activities from June 2, 2015 (date of inception) through June 30, 2015, was $0.

Net change in cash and cash equivalents was $0 for the six months ended June 30, 2016. Net change in cash and cash equivalents was $0 from June 2, 2015 (date of inception) through June 30, 2015.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Use of Proceeds From Registered Securities

On June 13, 2016, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 40,000,000 shares of our common stock at a purchase price of $.005 per share. The SEC assigned that registration statement file no. 333-210091.

The offering of the securities registered by that registration statement has not yet commenced.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Certificate of Correction of Articles of Incorporation
3.3*	Certificate of Correction of Annual List of Officers & Directors
3.4*	Bylaws
5.1*	Opinion Regarding Legality and Consent of Counsel by Stepp Law Corporation
10.1*	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015
10.2*	Form of Subscription Agreement
10.3*	Funding Commitment of Chih-Yuan Hsiao for $400,000 dated November 19, 2015
10.4*	Summary of Office License Agreement with Chih-Yuan Hsiao re: office facilities
23.1**	Consent of Independent Auditor
23.2*	Consent of Counsel (see Exhibit 5.1)
31***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

____________

*        Included as an exhibit with that Registration Statement on Form S-1 filed with the SEC on March 11, 2016.

**     Included as an exhibit with that Registration Statement on Form S-1, Amendment No. 2 filed with the SEC on May 27, 2016.

***   Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: August 15, 2016	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer and Director

