Form 10-K
period 2016-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2017-04-13
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2016.

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to__________

Commission File Number: 333-210091

Lazuriton Nano Biotechnology (U.S.A.) Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1786808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10F., No. 341, Sec. 2, Wanshou Road, Guishan District

Taoyuan City, 333, Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

011-886-3-329-5585

(Registrant’s telephone number, including area code)

Copies of all communications to:

Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
Fax: (949) 660-9010

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

The number of shares of registrant’s common stock outstanding, as of April 13, 2017, was 100,000,000.

PART I

Except where the context otherwise requires and for purposes of this annual report only:

•	the terms “we,” “us,” “our,” “issuer,” “the Company,” “our Company” refers to Lazuriton Nano Biotechnology (U.S.A.) Inc., a Nevada corporation;

•	the term “the Manufacturer” refers to Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation;

•	all references to “U.S. dollars”, “dollars”, and “$” are to the legal currency of the United States.

For the sake of clarity, this annual report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our president and member of our board of directors is “Chih-Yuan Hsiao,” even though, in Chinese, his name would be presented as “Hsiao Chih-Yuan”.

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have accumulated losses in the amount of $188,383, as of December 31, 2016.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of Nano fertilizer products. Our administrative office is located at 10F., No. 341, Sec. 2,Wanshou Rd., Guishan District, Taoyuan City, 333, Taiwan (Republic of China).

Our fiscal year ends on is December 31.

As of the date of this annual report, we have not sold any Nano fertilizer products, nor have we generated any revenue from operations.

Business Overview

We anticipate that we will receive revenues from the sale of the Nano fertilizer products, which are manufactured in Taiwan. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households.

Since the date of inception (June 2, 2015), our activities have been primarily developmental, e.g., formation of the Company, development of our business plan, negotiation of the Marketing and Agreement with the Manufacturer and research regarding marketing and distribution methods and strategies; we have yet to commence planned operations to any significant measure.

Our current management is comprised of Chih-Yuan Hsiao, our president, principal executive officer, and a member of our board of directors; Ya-Ju Chang, our secretary, principal financial officer and treasurer; Yu-Chih Hsiao, a member of our board of directors, Min-Tsung Hsiao, a member of our board of directors; and Siu Wan C. Kong, a member of our board of directors.

Our officers and directors hold approximately 60% of the Company’s issued and outstanding shares of common stock. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano Fertilizer Products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there exists a conflict of interest regarding the affairs of the Manufacturer, on the one hand, and the affairs of the Company, on the other hand. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During 2016, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products.

We believe that we have established sufficient business relationships which will enable us to sell and distribute the Nano fertilizer products.

Presently, we have no employees. Our officers and directors are responsible for all planning, development and operational duties and will continue to do so throughout the early stages of our growth. Human resource planning will be a part of an ongoing process that will include regular evaluation of our operations.

We intend to hire employees at such time as we determine it is appropriate. We can provide no assurance or guarantee on the date on which we will hire employees.

Marketing and Distribution Agreement

Effective December 1, 2015, we entered into a Marketing and Distribution Agreement with the Manufacturer, whereby the Manufacturer authorizes the Company to market, sell and distribute those Nano fertilizer products manufactured by the Manufacturer (the “Marketing Agreement”). The Marketing Agreement grants the Company a non-exclusive right to market, sell and distribute the Nano fertilizer products in Asia, with the exception of Taiwan. The Marketing Agreement is effective December 1, 2015, and continues for one year thereafter and is renewed automatically for periods of one year each, unless one party gives notice to the other party at least 30 days prior to the expiration of that agreement of its intention not to renew.

Fertilizer Products

Nano fertilizers may improve the efficiency of nutrients by causing plants and crops to absorb the nutrients quicker than non-Nano fertilizer products. This may cause faster plant growth, increase plant life up to 20-30%, reduce soil toxicity, provide a protective layer on leaf surfaces to prevent pest infections, decrease or eliminate the adverse effects of pesticides on plant growth and life, reduce the adverse effects caused by chemicals in non-Nano fertilizers, enhance the yield and quality of crops, promote root growth and help avoid the spread of uneven plant nutrients caused by some non-Nano fertilizers, which can cause inconsistent plant sizes, shapes and colors.

The Nano fertilizers products that we will market, sell and distribute are specified in more detail below:

#1-Nano Organic Compound Fertilizer:
o	Ingredients include nitrogen, phosphorus anhydride, potassium oxide and citric acid-soluble magnesium oxide.
o	May be used on vegetable and fruit trees during vegetative growth and reproductive growth.
#3-Nano Low Nitrogen High Phosphorus High Potassium Compound Fertilizer
o	Ingredients include nitrogen, phosphorus and potassium oxide.
o	May be used on vegetable, fruit trees and floral crops to promote flowering.
#5-Nano High Phosphorus High Potassium Compound Fertilizer
o	Ingredients include nitrogen, phosphorus and potassium oxide.
o	May be used on vegetable and fruit trees to improve the quality of the crop and the sweetness of the fruit.

The above information is only some of the ways the Nano Fertilizer Products may be used. Uses will vary depending on the type of crop being produced.

The Manufacturer

The Manufacturer, Lazuriton Nano Biotechnology Ltd., a Taiwanese corporation, manufactures the Nano fertilizer products in Taiwan.

Chih-Yuan Hsiao is the president and sole director of the Manufacturer. Mr. Hsiao, currently, also owns 88.4% of the issued and outstanding shares of common stock of the Manufacturer. Yu-Chih Hsiao is the factory manager of the Manufacturer and owns 5.83% of the issued and outstanding shares of its common stock. Min-Tsung Hsiao also owns 5.83% of the issued and outstanding shares of the Manufacturer’s common stock.

As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there exists a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering. Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer.

Revenues

We anticipate that we will receive revenue from the sale of the Nano fertilizer products. The Nano fertilizer products will be primarily sold through resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households. The cost of each Nano fertilizer product will vary, depending on a number of factors, including the (i) amount of the Nano fertilizer product that is being purchased; (ii) cost of raw materials; (iii) volume of products that were generated within the same time period; (iv) usage of products; and (v) depreciation of the machines and equipment. We anticipate the prices for the Nano fertilizer products will be as follows:

Number	Name	Size	Price (USD)
1	Nano Organic Compound Fertilizer-1	500g/can	$16.70
1	Nano Organic Compound Fertilizer-1	5kg/barrel	$165.00
3	Nano Low Nitrogen High Phosphorus High Potassium Compound Fertilizer	500g/can	$19.30
3	Nano Low Nitrogen High Phosphorus High Potassium Compound Fertilizer	5kg/barrel	$191.7
5	Nano High Phosphorus High Potassium Compound Fertilizer	500g/can	$19.30
5	Nano High Phosphorus High Potassium Compound Fertilizer	5kg/barrel	$191.70

As of the date of this annual report, we have not sold any of the Nano fertilizer products nor have we generated any revenue from operations. Our operations to date have been devoted primarily to development activities, e.g., formation of the Company, development of our business plan, negotiation of the Marketing Agreement with the Manufacturer and research regarding marketing and distribution methods and strategies.

Marketing

We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households.

We will regularly evaluate the market response for our existing products and perform appropriate trend analysis. We anticipate that such evaluation will be to review all sales to analyze which Nano fertilizer products are selling. Additionally, we anticipate that we may engage one or more local marketing or advertising companies which can assist us to understand the various trends.

Upon receipt of additional funding, we will increase costs allotted for marketing and advertising and use those additional funds to expand our target markets. We believe we can gain a greater market share of Nano fertilizer consumers by expanding our target market to supermarkets and agricultural chain stores. At this time, we are unsure if, and when, we will receive that additional funding.

Need for any Government Approval– Environment Laws

We are subject to evolving laws and regulations administered by governmental authorities at national, provincial and city levels, some of which are, or may be, applicable to our business. Our operations may require us to comply with regulations relating to a comprehensive array of subjects, such as environmental protection and fire hazard control. We believe we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our financial condition and results of operations.

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date.

Patents, Trademarks and Licenses

Presently, the Company does not have any patents or trademarks.

Seasonality

In most regions of Asia the weather conditions, year-round (including the winter season) are suitable for numerous types of vegetables, fruit trees and floral crops, which may all benefit from the use of the Nano fertilizer products. Accordingly, there will not be a greater or lesser demand from our target customers for the Nano fertilizer products during changing seasons. Because the Nano fertilizer products can be manufactured and used year-round, we believe the variation of seasons will not have a practical effect on our operations.

Competition

The fertilizer business is characterized by vigorous competition throughout the world. Brand recognition, price, service, quality and availability are some of the factors that impact consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the pace of new product introductions have a significant impact on consumers’ buying decisions. We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors are Hsin Fang Nano Technology Ltd. and Unicat Nano Advanced Materials & Devices Technology Ltd. We also face competition from a number of independent brands, as well as some retailers that have developed their own brands.

Our products have relatively low manufacturing costs, which allow us to offer competitive pricing to our customers. Additionally, we believe that by providing outstanding customer service we can build customer loyalty to our brand.

12 Month Growth Strategy

Our strategy is to maximize shareholder value by expanding operations and evaluating and cultivating new and alternative revenue generating opportunities. The Company is committed to marketing and distributing the Nano fertilizer products. While a strategic and wisely executed marketing campaign is key to expanding our operations; offering new, Nano fertilizer products should position the Company in the best possible way for long term success.

Employees and Employment Agreements

Currently, we have no employees. Our president, Chih-Yuan Hsiao, who, currently, devotes approximately 20 hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and Mr. Hsiao.

Legal Proceedings

Patents and Trademarks

At the present we do not have any patents or trademarks.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property. Our business is presently operated from offices provided our president, Chih-Yuan Hsiao at 10F, No. 341, Wanchou Rd., Guishan District, Taoyuan City, 333, Taiwan (Republic of China), Mr. Hsiao provides those offices free of charge and no lease exists. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were 68 holders of record of our common stock as of April 13, 2017.

We paid no dividends on our common stock in 2016. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None

Common Stock

As the date of this annual report, the outstanding number of shares of our common stock was 100,000,000 All our outstanding common shares are fully paid and non-assessable.

Our shareholders are entitled to one vote for each share of our common stock owned on any and all matter brought forth at a shareholders’ meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively, with less than 50% cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 if the Nevada Revised Statues (the “NRS”) at least one percent of the outstanding shares of stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors are elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes such as the liquidation of all our assets, mergers or amendments to our Articles of Incorporation require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the 3 months preceding a contemplated sale and has been the beneficial owner of our shares for at least 6 months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year that can be eliminated after a one-year hold period.

Whereas an individual who is deemed to be our affiliate and has beneficially owned our common shares for at least 6 months can sell his or her shares in a given 3 month period as follows:

1.	One percent of the number of shares of our common stock then outstanding, or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

As of the date of this Form 10-K, we are a shell company. Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless that company:

•	has ceased to be a shell company;

•	is subject to the Securities Exchange Act of 1934 (the “Exchange Act”) reporting obligations;

•	has filed all required Exchange Act reports during the preceding 12 months; and

•	at least one year has elapsed from the time that company filed with the SEC current Form 10 type information specifying its status as an entity that is not a shell company.

As a result, any person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, may not be entitled to sell such shares until the above conditions have been satisfied. Upon satisfaction of these conditions, such sales by our affiliates would be limited by manner of sale provisions and notice requirements and the availability of current public information, about us as set forth above.

Cash Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Outstanding Stock Options, Purchase Warrants and Convertible Securities

We have no outstanding stock options, purchase warrants or convertible securities.

Equity Compensation Plans, Bonus Plans

We have no such plans. None have been approved. We have no Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

We have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management and key employees;

2.	Our ability to generate customer demand for our products;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $188,383 for the period from inception (June 2, 2015) to December 31, 2016. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

Overview

The following information should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following information specifies forward looking statements that anticipate our business plan, estimates and beliefs. Our actual results could differ materially from those contemplated in those forward looking statements.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have accumulated losses in the amount of $188,383, as of December 31, 2016.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of Nano fertilizer products. Our administrative office is located at 10F., No. 341, Sec. 2,Wanshou Rd., Guishan District, Taoyuan City, 333, Taiwan (Republic of China).

Our fiscal year ends on is December 31.

As of the date of this annual report, we have not sold any Nano fertilizer products, nor have we generated any revenue from operations.

Going Concern

The Company has incurred losses to date. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

For the period ended December 31, 2016, the Company had limited operations. As of December 31, 2016, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and/or loans by Chih-Yuan Hsiao, its president and a member of its board of directors. On November 19, 2015, Mr. Hsiao signed a written funding commitment to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 24 months. Any amount advanced by Mr. Hsiao pursuant to that commitment shall not accrue interest and is payable on demand. There is no particular notice required to be given by Mr. Hsiao regarding that demand, provided, however, such demand shall be made no sooner than November 19, 2016. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which payment is demanded. For such time as Mr. Hsiao is our president or a member of our board of directors, we believe that any such demand will not be upon any unreasonable terms. As of April 11, 2017, we owed Mr. Hsiao $223,631 pursuant to that funding commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $188,383 for the period from inception (June 2, 2015) to December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Results of Operations

The following presents the results of the Company for the year ended December 31, 2016 and for the period from June 2, 2015 (date of inception) to December 31, 2015.

General and Administrative Expenses. General and administrative expenses have decreased by $71,634 to $58,382 for the year ended December 31, 2016, from $130,016 for the period from June 2, 2015 (date of inception) to December 31, 2015. The decrease in general and administrative expenses is mainly attributable to a one-time professional fee of $130,000 incurred during the period from June 2, 2015 (date of inception) to December 31, 2015.

Loss from Operations. Loss from operations for the year ended December 31 2016 was $(58,382) compared to $(130,016) for the period from June 2, 2015 (date of inception) to December 31, 2015.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2016, was $15, compared to $0 for the period from June 2, 2015 (date of inception) to December 31, 2015.

Net Loss. Net loss for the year ended December 31, 2016, was $(58,367), compared to $(130,016) for the period from June 2, 2015 (date of inception) to December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Our cash and cash equivalents at December 31, 2016, were $100,928, compared to $10,191 at December 31, 2015.

Net cash flow provided by operating activities was $(58,367) during the year ended December 31, 2016, compared to $(130,016) for the period from June 2, 2015 (date of inception) to December 31, 2015. The increase in net cash flow provided by operating activities in the year ended December 31, 2016, is a result of the increase in due to related parties of $143,424 for working capital purposes, compared to $80,207 for the period from June 2, 2015 (date of inception) to December 31, 2015.

Net cash flow provided by financing activities was $0 for the year ended December 31, 2016, compared to $60,000 for the period from June 2, 2015 (date of inception) to December 31, 2015.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2016, and the period from June 2, 2015 (date of inception) to December 31, 2015, were $0 and $0, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Lazuriton Nano Biotechnology (U.S.A.) Inc., including the notes thereto, together with the report thereon of KCCW Accountancy Corp. is presented beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, , the Company’s chief executive officer, and g, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors of the Company are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the Company are appointed by our Board of Directors to a term of one year and serve until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names and ages of our directors and executive officers are set forth below:

Directors and Executive Officers of the Company

Name	Age	Position
Chih-Yuan Hsiao	48	President, Principal Executive Officer and a member of the Board of Directors(1)
Ya-Ju Chang	39	Secretary, Treasurer and Principal Financial Officer
Yu-Chih Hsiao	46	a member of the Board of Directors(2)
Min-Tsung Hsiao	44	a member of the Board of Directors(3)
Siu Wan C. Kong	48	a member of the Board of Directors(4)

___________

(1) Chih-Yuan Hsiao will serve as a director until the next annual shareholder meeting.

(2) Yu-Chih Hsiao will serve as a director until the next annual shareholder meeting.

(3) Min-Tsung Hsiao will serve as a director until the next annual shareholder meeting.

(4) Siu Wan C. Kong will serve as a director until the next annual shareholder meeting.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. January 30 of each year is specified in the Company's Bylaws for the annual meeting of the Company’s shareholders. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to occur immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Backgrounds of Executive Officers and Directors

The following information sets forth the background and business experience of our directors and executive officers.

Chih-Yuan Hsiao, president and a member of our board of directors

Chih-Yuan Hsiao received his Associate Bachelor Degree in International Business from Lan Yang Institute of Technology in Taiwan in 1992. From January 2004 to December 2008, Mr. Hsiao was the president of Lazuriton Art and Culture Co., Ltd., a business engaged in marketing and selling artwork carving products. From January 2009 to the present, Mr. Hsiao has been the president and a member of the board of directors of Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation, previously defined as “the Manufacturer”, which manufactures Nano fertilizer products that we will market and distribute. As president, Mr. Hsiao manages all operational activities, including the purchases and sales of the Nano Fertilizer Products.

Mr. Hsiao devotes approximately 20 hours per week to the affairs of the Company.

Mr. Hsiao became the president and a member of our board of directors in June 2015. Due to Mr. Hsiao’s extensive experience in business development, operations management, and executive leadership, the Company believes he complements its management.

Ya-Ju Chang, secretary and treasurer

Ya-Ju Chang received her Associate Bachelor Degree in Business Administration from De Lin Institute of Technology in Taiwan in 1998. From January 2009 to January 2011, Ms. Chang worked as a sales representative for Acer Inc., a Taiwanese multinational hardware and electronics corporation, which specializes in advanced electronics in Taipei, Taiwan. From June 2011 to the present, Ms. Chang has been an accountant and secretary for the Manufacturer. As accountant and secretary for the Manufacturer, Ms. Chang handles the bookkeeping and assists the president of the Manufacturer with the general administrative affairs.

Ms. Chang became the secretary and treasurer of the Company in June 2015. Due to Ms. Chang’s extensive experience in bookkeeping and administrative affairs, the Company believes she complements its management.

Ms. Chang devotes approximately 15 hours per week to the affairs of the Company.

Yu-Chih Hsiao, a member of our board of directors

From January 2001 to December 2008, Yu-Chih Hsiao was the owner and engineer for Shengtai Engineering Ltd., a company located in Taiwan. Shengtai Engineering Ltd. was engaged in the business of providing electrical and plumbing maintenance and repairs to households. From January 2009 to the present, Mr. Hsiao has been the factory manager of the Manufacturer. Mr. Hsiao’s duties as factory manager includes overseeing the operations of the factory, quality control of products and the calculation of lead time for inventory.

Mr. Hsiao became a member of our board of directors in June 2015. Due to Mr. Hsiao’s extensive experience in the fertilizer industry and operation management, the Company believes he complements its management.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Company.

Min-Tsung Hsiao, a member of our board of directors

Beginning January 2005 to the present, Min-Tsung Hsiao has been the owner and engineer of Haoyi Engineering Ltd. located in Taiwan. Haoyi Engineering Ltd. is engaged in the business of providing electrical and plumbing maintenance and repairs to households. From January 2010, to the present, Mr. Hsiao has been the president and director of Miaotien Biotechnology Ltd, a Taiwanese corporation, which is a distributor in Taiwan of the Nano fertilizer products of the Manufacturer. As president of Miaotien Biotechnology Ltd., Mr. Hsiao negotiates sales prices, markets and promotes those Nano fertilizer products and develops relationships with third party agents and sales representatives.

Mr. Hsiao became a member of our board of directors in June 2015. Due to Mr. Hsiao’s extensive experience in the Nano fertilizer industry and in marketing and selling such Nano fertilizer products, the Company believes Mr. Hsiao complements its management.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Company.

Siu Wan C. Kong, a member of our board of directors

Siu Wan C. Kong received a marketing, sales and public relations degree from Guangzhou University in 2001, and received a second marketing, sales and public relations degree from Guangdong Zhongshan University in 2004. From January 2004 to December 2005, Ms. Kong was a general manager for Cape Western North in North Sea City in Guangxi Province, in China. Cape Western North is engaged in the business of real estate development. Ms. Kong’s duties at Cape Western North included overseeing the general affairs of the Company, developing new clients and maintaining client relationships. From January 2010 to June 2015, Ms. Kong was the chief executive officer of Investment Groups SciTechnology H.K. in Hong Kong, a company engaged in the business of investment banking. From January 2009 to the present, Ms. Kong has been the chief executive officer of Ican Capital Inc.in Hong Kong, which is in the business of investment banking and financial planning.

Ms. Kong became a member of our board of directors in June 2015. Due to Ms. Kong’s extensive experience in business development and financial management, the Company believes she complements its management.

Ms. Kong devotes approximately 5 hours per week to the affairs of the Company.

Chih-Yuan Hsiao, our president and a member of our board of directors, Yu-Chih Hsiao, a member of our board of directors and Min-Tsung Hsiao, a member of our board of directors are brothers.

To our knowledge, during the last ten years, none of our directors and executive officers has been subject to any of the following:

•	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or commodity laws, or to be associated with persons engaged in any such activity;

•	Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	The subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	The subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No Compensation to Directors.

No director has received any cash or other compensation for serving as a director, and we do not plan to pay any cash or other compensation to any person for serving as a director. Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director.

Code of Ethics; Financial Expert

We do not have a Code of Ethics. We do not have a financial expert on our Board of Directors.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate our system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for our officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members and resources to establish those committees.

Potential Conflicts of Interest

As we do not have an audit committee or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest, in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

There are no family relationships among our directors or executive officers.

Directors Independence

Our Board of Directors is, currently, composed of 3 members who do not qualify and one member that qualifies as independent directors in accordance with the published listing requirements of the NASDAQ Global Market, as we do not participate in that market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the directors, not any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. If our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his or her respective successor is elected and qualified, or until he or she resigns or is removed in accordance with the applicable provisions of Nevada law. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their resignation.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners are complied with in a timely fashion.

We are not aware of any securities transaction during the fiscal year ended December 31, 2016, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director is not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that our director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Currently, our officers and directors receive no compensation for their services. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We, also, do not, currently, have any benefits, such as health or life insurance, available to our officers and directors.

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2016
President and Director(1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ya-Ju Chang,	2016
Secretary and Treasurer(2)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yu-Chih Hsiao,	2016
Director(3)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Min-Tsung Hsiao,	2016
Director(4)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Siu Wan C. Kong,	2016
Director(5)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)

There is no employment contract with Chih-Yuan Hsiao at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)

There is no employment contract with Ya-Ju Chang at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3)

There is no employment contract with Yu-Chih Hsiao at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(4)

There is no employment contract with Min-Tsung Hsiao at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(5)

There is no employment contract with Siu Wan C. Kong at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

COMPENSATION OF DIRECTORS

Our directors did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of the date of this annual report, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Beneficial Ownership of the Company Amount and Nature of Beneficial Ownership Percentage of Class (1)(2)

Title of Class	Name and Address of Beneficial Owner	Number	Percent of Class
5% or more Shareholder
Common Stock	Yung-Sheng Hsiao Mo.28, Lane 81, Zigiang Rd., Guishan Dist, Taoyuan City, Taiwan	7,514,170	7.5%
Total of all 5% Shareholders		7,514,170	7.5%

Directors and Named Executive Officers

Common Stock	Chih-Yuan Hsiao 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) President and Director	52,348,003	52.4%

Common Stock	Ya-Ju Chang 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Treasurer and Secretary	60,000	0.06%

Common Stock	Min-Tsung Hsiao 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Director	4,162,500	4.2%

Common Stock	Yu-Chih Hsiao 10F., NO. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Director	3,362,500	3.4%

Total of all Directors and Named Executive Officers		59,933,003	60.1%

Total of all Directors, Named Executive Officers and 5% or more shareholders		67,447,173	67.5%

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of April 13, 2017.

(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of April 13, 2017. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 13, 2017. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Chih-Yuan Hsiao

Chih-Yuan Hsiao is our president and a member of our board of directors. We are currently operating out of the offices provided by Mr. Hsiao.

On November 19, 2015, Mr. Hsiao signed a written funding commitment to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 24 months. Any amount advanced by Mr. Hsiao pursuant to that commitment shall not accrue interest and is payable on demand. There is no particular notice required to be given by Mr. Hsiao regarding that demand, provided, however, such demand shall be made no sooner than November 19, 2016. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which payment is demanded. For such time as Mr. Hsiao is our president or a member of our board of directors, we believe that any such demand will not be upon any unreasonable terms. As of April 11, 2017, we owed Mr. Hsiao $223,631 pursuant to that funding commitment.

On June 4, 2015, Chih-Yuan Hsiao, our president and a member of our board of directors purchased 10,000 shares of our common stock for $10 in cash. On November 10, 2015, Mr. Hsiao purchased 52,338,003 shares of our common stock for $52,338 in cash. Accordingly, Mr. Hsiao is the holder of a total of 52,348,003 shares of our common stock.

Mr. Hsiao is the president and a member of the board of directors of the Manufacturer. Additionally, Mr. Hsiao holds 88.35% of the issued and outstanding shares of common stock of the Manufacturer.

Mr. Hsiao devotes approximately 20 hours per week to our affairs.

In addition to holding positions as president, director and shareholder of the Company, Mr. Hsiao is the president, a director and a shareholder of the Manufacturer. Accordingly, there is a conflict of interest among Mr. Hsiao’s position with the Company and his position with the Manufacturer. Because the Manufacturer is our sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Mr. Hsiao participates in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, Mr. Hsiao will have a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest, however, we intend to do so upon completion of this offering. Mr. Hsiao is aware of his fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the relationships between the Company and the Manufacturer.

Yu-Chih Hsiao

On November 10, 2015, Yu-Chih Hsiao, a member of our board of directors purchased 100,000 shares of our common stock for $100 in cash.

On March 1, 2017, Yu-Chih Hsiao purchased 3,262,500 shares of our common stock for $16,312 in cash.

Yu-Chih Hsiao is the factory manager of the Manufacturer and holds approximately 5.83% of the issued and outstanding shares of common stock of the Manufacturer.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Company.

Mr. Hsiao is the factory manager and a shareholder of the Manufacturer and a director and shareholder of the Company. Accordingly, there is a conflict of interest in Mr. Hsiao’s role with the Company and his position with the Manufacturer. As the Manufacturer is the sole supplier of the Nano Fertilizer Products that we intend to market and distribute, to the extent that Mr. Hsiao participates in the management or decision making of the Manufacturer with respect to the Manufacturer’s relationship with the Company, Mr. Hsiao will have a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering. Mr. Hsiao is aware of his fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the relationships between the Company and the Manufacturer.

Min-Tsung Hsiao

On November 10, 2015, Min-Tsung Hsiao, a member of our Board of Directors purchased 900,000 shares of our common stock for $900 in cash.

On March 1, 2017, Min-Tsung Hsiao purchased 3,262,500 shares of our common stock for $16,312 in cash.

Mr. Hsiao is a holder of approximately 5.83% of the issued and outstanding shares of common stock of the Manufacturer.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Registrant.

Mr. Hsiao is the president and a member of the board of directors of Miaotien Biotechnology Co., Ltd., a Taiwanese corporation (“Miaotien”). Miaotien is an exclusive distributor of the Nano Fertilizer Products for the Manufacturer in Taiwan.

As Mr. Hsiao is a member of the board of directors and 4.2% shareholder of the common stock of the Company as well as a 5.83% shareholder of the common stock of the Manufacturer, there exists a possible conflict of interest in his role with the Company and the Manufacturer. To the extent that Mr. Hsiao participates in the management of the Company or lends influence, Mr. Hsiao will have a conflict of interest regarding the affairs of the Company and the affairs of the Manufacturer.

Additionally, there exists a conflict of interest in Mr. Hsiao’s capacity as director and 1.5% shareholder of the Company and as president and director of Miaotien, a distributer of the Nano Fertilizer Products. Although Miaotien is an exclusive distributor in Taiwan because the Company’s right to distribute the Nano Fertilizer Products in Asia is non-exclusive, there is a possibility that Miaotien may want to distribute in other areas of Asia, including those areas that the Company will serve thereby creating competition with the Company. As a member of the board of directors for the Company and Miaotien, Mr. Hsiao, to the extent that he participates, could have influence in the decision making of both the Company and Miaotien and thus a conflict of interest.

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering. Mr. Hsiao is aware of his fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the relationships between the Company and the Manufacturer.

Chih-Yuan Hsiao, our president and a member of our Board of Directors; Yu-Chih Hsiao, a member of our Board of Directors; and Min-Tsung Hsiao, a member of our Board of Directors, are brothers.

Ya-Ju Chang

On November 10, 2015, Ya-Ju Chang, our secretary and treasurer purchased 50,000 shares of our common stock for $50 in cash.

On March 1, 2017, Ya-Ju Chang purchased 10,000 shares of our common stock for $50 in cash.

Additionally, Ms. Chang is the accountant and secretary of the Manufacturer.

Ms. Chang devotes approximately 15 hours per week to the affairs of the Company.

Ms. Chang is the secretary and treasurer and 0.06% shareholder of the common stock of the Company and the accountant and secretary for the Manufacturer, accordingly, there exists a possible conflict of interest in his capacity with the Company and the Manufacturer. To the extent that Ms. Chang participates in the management of the Company or lends influence, Ms. Chang may have a conflict of interest regarding the affairs of the Company and the affairs of the Manufacturer.

We do not currently have any conflicts of interest by or among our current officer, director, or advisors. We have not yet formulated a policy for handling conflicts of interest, however, we intend to do so upon completion of this offering and, in any event, prior to hiring any employees. Presently we have one independent director, Siu Wan C. Kong. We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our president, Chih-Yuan; Yu-Chih Hsiao; Siu Wan C. Kong; and Min-Tsung Hsiao. We intend to seek additional independent directors for our Board of Directors when we begin generating revenues and are able to provide compensation for our Board of Directors.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2016

Audit Fees	$11,000
Audit-Related Fees
Tax Fees	500
All Other Fees (Bookkeeping)	3,200
Total	$14,700

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2016, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Correction to Articles of Incorporation
3.3*	Certificate of Correction of Annual List of Officers & Directors
3.4*	Bylaws
10.1*	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015
10.2*	Form of Subscription
10.3*	Funding Commitment of Chih-Yuan Hsiao for $400,000 dated November 19, 2015
10.4*	Summary of Office License Agreement with Chih-Yuan Hsiao re: office facilities
23**	Consent of Independent Auditor
23.1*
31.1**	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

____________

* Included as an exhibit with that Registration Statement on Form S-1 filed with the SEC on Mach 11, 2016

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology Ltd.

Dated: April 13, 2017	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive officer and director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	April 13, 2017
Chih-Yuan Hsiao, Principal Executive Officer and Director

/s/ Ya-Ju Chang	April 13, 2017
Ya-Ju Chang, Principal Financial Officer

/s/ Yu-Chih Hsiao	April 13, 2017
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	April 13, 2017
Min-Tsung Hsiao, Director

/s/ Siu Wan C. Kong	April 13, 2017
Siu Wan C. Kong, Director

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Year Ended December 31, 2016 and for the period from June 2, 2015, (Inception) through December 31, 2015

F-1

FINANCIAL STATEMENT SCHEDULES

F-2

REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors

Lazuriton Nano Biotechnology (U.S.A.) Inc.

We have audited the accompanying balance sheet of Lazuriton Nano Biotechnology (U.S.A.) Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016 and for the period from June 2, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for year ended December 31, 2016 and for the period from June 2, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses of $58,367 and $130,016 for the year ended December 31, 2016 and for the period from June 2, 2015 (Inception) through December 31, 2015, respectively. In addition, the Company had accumulated deficit of $188,383 and $130,016 as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ KCCW Accountancy Corp

Diamond Bar, California

February 15, 2017

F-3

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$100,928	$10,191
Total current assets	100,928	10,191

Total Assets	$100,928	$10,191

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$5,680	$-
Due to related parties	223,631	80,207
Total current liabilities	229,311	80,207

Total Liabilities	229,311	80,207

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	54,000	54,000
Accumulated deficits	(188,383)	(130,016)
Total stockholders' deficit	(128,383)	(70,016)

Total Liabilities and Stockholders' Deficit	$100,928	$10,191

The accompanying notes to financial statements are an integral part of these statements.

F-4

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM JUNE 2, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

	2016	From June 2, 2015 (Inception) through December 31, 2015
Net revenue	$-	$-

General and administrative expenses	58,382	130,016

Loss from operations	(58,382)	(130,016)

Other income (expenses)
Interest income	15	0
Total other income (expenses)	15	0

Loss before income taxes	(58,367)	(130,016)

Provision for income taxes	-	-
Net loss	$(58,367)	$(130,016)

Weighted Average Shares Outstanding:
Basic and diluted	60,000,000	14,655,352

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

The accompanying notes to financial statements are an integral part of these statements.

F-5

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM JUNE 2, 2015, (INCEPTION) THROUGH DECEMBER 31, 2015

	2016	From June 2, 2015 (Inception) through December 31, 2015
Cash Flows from Operating Activities
Net loss	$(58,367)	$(130,016)
Changes in assets and liabilities:
Increase in accrued expenses	5,680	-
Increase in due to related parties	143,424	80,207
Net cash provided by (used in) operating activities	90,737	(49,809)

Cash Flows from Financing Activities
Issuance of common stock	-	60,000
Net cash provided by financing activities	-	60,000

Net increase in cash and cash equivalents	90,737	10,191

Cash and Cash Equivalents
Beginning	10,191	-
Ending	$100,928	$10,191

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

F-6

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 2, 2015, (INCEPTION) THROUGH DECEMBER 31, 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 2, 2015 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash on June 4, 2015	10,000	1	9	-	10.00
Common stock issued for cash on November 10, 2015	59,990,000	5,999	53,991	-	59,990
Net loss for the period ended December 31, 2015	-	-	-	(130,016)	(130,016)
Balance at December 31, 2015	60,000,000	$6,000	$54,000	$(130,016)	$(70,016)
Net loss for the period ended December 31, 2016				(58,367)	(58,367)
Balance at December 31, 2016	60,000,000	$6,000	$54,000	$(188,383)	$(128,383)

The accompanying notes to financial statements are an integral part of these statements.

F-7

 LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 1. ORGANIZATION AND BUSINESS

Lazuriton Nano Biotechnology (U.S.A.) Inc. (the “Company”) was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

The Company’s year-end is December 31.

NOTE 2. GOING CONCERN

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $188,383 and $130,016 as of December 31, 2016 and 2015, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, its president and a member of our board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

F-8

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2016 and 2015, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Updated No. 2014-10, "Development Stage Entities” (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

During the year ended December 31, 2015, the Company has elected to adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to development stage.

F-9

NOTE 4. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of December 31, 2016 and 2015, there were $223,631 and $80,207 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 5. INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $188,383 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	For the Years Ended
	December 31,
	2016	2015
Federal income tax benefit attributable to:
Current Operations	$19,845	$44,205
Less: valuation allowance	(19,845)	(44,205)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$64,050	$44,205
Less: valuation allowance	(64,050)	(44,205)
Net deferred tax asset	$-	$-

F-10

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2016	2015
Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34	34
Provision for income taxes	-%	-%

For the year ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 6. STOCKHOLDER’S DEFICIT

On June 4, 2015, the Company has issued 10,000 shares of its $0.0001 par value common stock at a purchase price of $0.001 per share in a total amount of $10 from one shareholder.

On November 10, 2015, the Company has issued 59,990,000 shares of its $0.0001 par value common stock shares at a purchase price of $0.001 per share in a total amount of $59,990 from forty-five shareholders.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements.

F-11