Form 10-Q
period 2017-03-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2017-05-15
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

_______________________________________________________________

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

The number of shares of registrant’s common stock outstanding, as of May 5, 2017, is 100,000,000.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,186	$100,928
Total current assets	1,186	100,928
Total Assets	$1,186	$100,928

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$28,297	$5,680
Due to related parties	20,878	223,631
Total current liabilities	49,175	229,311
Total Liabilities	49,175	229,311

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized,100,000,000 and 60,000,000 shares issued and outstanding, respectively	10,000	6,000
Additional paid-in capital	250,000	54,000
Accumulated deficits	(307,989)	(188,383)
Total stockholders' deficit	(47,989)	(128,383)
Total Liabilities and Stockholders' Deficit	$1,186	$100,928

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net revenue	$-	$-

General and administrative expenses	119,606	-

Loss from operations	(119,606)	-

Other income (expenses)
Interest income	-	-
Total other income (expenses)	-	-

Loss before income taxes	(119,606)	-

Provision for income taxes	-	-
Net loss	$(119,606)	$-

Net loss per share
Basic and diluted	$(0.00)	$-

Weighted Average Shares Outstanding:
Basic and diluted	73,777,778	60,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash Flows from Operating Activities
Net loss	$(119,606)	$-
Changes in assets and liabilities:
Increase in accrued expenses	22,617	-
Decrease in due to related parties	(202,753)
Net cash used in operating activities	(299,742)	-

Cash Flows from Financing Activities
Issuance of common stock	200,000
Net cash provided by financing activities	200,000	-

Net decrease in cash and cash equivalents	(99,742)	-

Cash and Cash Equivalents
Beginning	100,928	10,191
Ending	$1,186	$10,191

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2017

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Organization

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $119,606 and $0 for the three months ended March 31, 2017 and 2016, respectively and had accumulated deficits of $307,989 and $188,383 as of March 31, 2017 and December 31, 2016, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2017 and December 31, 2016, respectively.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities by using enacted tax rates in effect in the years the differences. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of March 31, 2017 and December 31, 2016, there were $20,878 and $223,631 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 3. INCOME TAXES

As of March 31, 2017, the Company had net operating loss carryforwards of approximately $307,989 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31, 2017 and 2016, respectively:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Federal income tax benefit attributable to:
Current Operations	$40,666	$-
Less: valuation allowance	(40,666)	-
Net provision for federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$104,716	$64,050
Less: valuation allowance	(104,716)	(64,050)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the three months ended March 31, 2017	For the three months ended March 31,2016

Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

4. STOCKHOLDERS’ DEFICIT

On June 4, 2015, the Company sold and issued to the President and a member of board of directors 10,000 shares of common stock, $0.0001 par value for $10 in cash.

On November 10, 2015, the Company sold and issued 59,990,000 shares of common stock, $0.0001 par value to forty-five shareholders for a total amount of $59,990 in cash.

On March 1, 2017, the Company sold and issued 40,000,000 shares of common stock, $0.0001 par value to twenty-six shareholders for a total amount of $200,000 in cash.

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net revenue for the three months ended March 31, 2017, and for the three months ended March 31, 2016, was $0.

General and administrative expenses primarily consist of legal, accounting, and professional service fees. General and administrative expenses for the three months ended March 31, 2017, were $119,606, as compared to $0 for the three months ended March 31, 2016. The increase in those expenses was primarily attributable to the increase in professional service fees.

Our net loss was $119,606 for the three months ended March 31, 2017, as compared to $0 for the three months ended March 31, 2016. The increase was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,186 at March 31, 2017. Our total current assets were $1,186 at March 31, 2017. Our total current liabilities were $49,175 at March 31, 2017.

We had negative working capital of $47,989 at March 31, 2017, compared to negative working capital of $128,383 at December 31, 2016. The decrease in negative working capital was primarily due to our repayment of $202,753 to our president, Chih-Yuan Hsiao, during the three months ended March 31, 2017, for funds advanced to us for working capital purposes. As of March 31, 2017, there was $20,878 due and payable to Chih-Yuan Hsiao. The funds used to make that payment were from the proceeds of the sale of 40,000,000 shares of our common stock.

Net cash used in operating activities during the three months ended March 31, 2017, was $299,742, compared to $0 for the three months ended March 31, 2016. The increase in net cash used in operating activities was primarily due to the increases in accrued expenses and net loss, partially offset by the decrease in due to related parties.

Net cash provided by financing activities for the three months ended March 31, 2017 was $200,000, as compared to $0 for the three months ended March 31, 2016. The increase was primarily due to sales of our common stock.

Net change in cash and cash equivalents was a decrease of $99,742 for the three months ended March 31, 2017, compared to $0 for the three months ended March 31, 2016, this decrease in cash and cash equivalents is mainly due to the net loss incurred during the three months ended March 31, 2017 and repayment of $202,753 to our president, Chih-Yuan Hsiao, for funds advanced to us for working capital purposes, partially offset by the cash proceeds from sales of our common stocks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 11, 2016, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (the “Registration Statement”) regarding the offer and sale by us of 40,000,000 shares of our common stock at a per share purchase price of $.005. On June 13, 2016, the Registration Statement was declared effective by the Securities and Exchange Commission.

On March 1, 2017, we sold those 40,000,000 shares of our common stock at a per share purchase price of $.005, for total offering proceeds of $200,000. Additionally, on March 1, 2017, the offering of those shares terminated.

There was no underwriter or similar person involved in the offer and sale of those shares.

In connection with the offer and sale of those 40,000,000 shares, we did not incur or pay any discounts, commissions fees or expenses. Accordingly, the net offering proceeds to us was $200,000.

Those proceeds, i.e., $200,000, were paid to Chih-Yuan Hsiao, our president, as repayment of funds advanced to us for working capital. The payment to Chih-Yuan Hsiao is not consistent with that portion of the prospectus included in the Registration Statement titled USE OF PROCEEDS.

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

_________

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: May 15, 2017	By:	/s/Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer and Director

