Form 10-Q
period 2017-06-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2017-08-21
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding, as of August 18, 2017, is 100,000,000.

2

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Six Months Ended

June 30, 2017and 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,192	$100,928
Total current assets	1,192	100,928
Total Assets	$1,192	$100,928

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$12,390	$5,680
Due to related parties	55,685	223,631
Total current liabilities	68,075	229,311
Total Liabilities	68,075	229,311

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized,100,000,000 and 60,000,000 shares issued and outstanding, respectively	10,000	6,000
Additional paid-in capital	250,000	54,000
Accumulated deficits	(326,883)	(188,383)
Total stockholders' deficit	(66,883)	(128,383)
Total Liabilities and Stockholders' Deficit	$1,192	$100,928

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net revenue	$-	$-	$-	$-

General and administrative expenses	18,900	45,851	138,506	45,851

Loss from operations	(18,900)	(45,851)	(138,506)	(45,851)

Other income
Interest income	6	-	6	-
Total other income	6	-	6	-

Loss before income taxes	(18,894)	(45,851)	(138,500)	(45,851)

Provision for income taxes	-	-	-	-
Net loss	$(18,894)	$(45,851)	$(138,500)	$(45,851)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	60,000,000	86,961,326	60,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash Flows from Operating Activities
Net loss	$(138,500)	$(45,851)
Changes in assets and liabilities:
Increase in accrued expenses	6,710	45,851
Decrease in due to related parties	(167,946)	-
Net cash used in operating activities	(299,736)	-

Cash Flows from Financing Activities
Issuance of common stock	200,000	-
Net cash provided by financing activities	200,000	-

Net Decrease in cash and cash equivalents	(99,736)	-

Cash and Cash Equivalents
Beginning	100,928	10,191
Ending	$1,192	$10,191

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Organization

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $138,500 and $45,851 for the six months ended June 30, 2017 and 2016, respectively and had accumulated deficits of $326,883 and $188,383 as of June 30, 2017 and December 31, 2016, respectively, and it had no revenue from operations.

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

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of June 30, 2017 and December 31, 2016, respectively.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of June 30, 2017 and December 31, 2016, there were $55,685 and $223,631 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 3. INCOME TAXES

As of June 30, 2017, the Company had net operating loss carryforwards of approximately $326,883 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30, 2017 and 2016, respectively:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Federal income tax benefit attributable to:
Current Operations	$47,090	$15,589
Less: valuation allowance	(47,090)	(15,589)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$111,140	$64,050
Less: valuation allowance	(111,140)	(64,050)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the six months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net revenues were $0 for the three months ended June 30, 2017, and for the three months ended June 30, 2016 . Interest income was $6 and $0 for the three months ended June 30, 2017, and for the three months ended June 30, 2016, respectively .

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $18,900 for the three months ended June 30, 2017 , as compared to $45,851 for the three months ended June 30, 2016. The decrease in those expenses was primarily attributable to a decrease in professional consulting fees.

Our net loss was $18,894 for the three months ended June 30, 2017, as compared to $45,851 for the three months ended June 30, 2016. The decrease in net loss was a result of the decrease in general and administrative expenses.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Net revenues were $0 for the six months ended June 30, 2017 and for the six months ended June 30, 2016 . Interest income was $6 and $0 for the six months ended June 30, 2017, and for the six months ended June 30, 2016, respectively.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $138,506 for the six months ended June 30, 2017, as compared to $45,851 for the three months ended June 30, 2016. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Our net loss was $138,500 for the six months ended June 30, 2017, as compared to $45,851 for the six months ended June 30, 2016. The increase in net loss was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,192 and $100,928 at June 30, 2017 and December 31, 2016, respectively. Our total current assets were $1,192 at June 30, 2017, as compared to $100,928 at December 31, 2016. Our total current liabilities were $68,075 at June 30, 2017, as compared to $229,311 at December 31, 2016.

We had negative working capital at June 30, 2017, of $66,883, compared to negative working capital of $128,383 at December 31, 2016. The decrease in negative working capital was primarily due to a decrease in amounts due to related parties.

Net cash used in operating activities was $299,736 during the six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2016. The increase in net cash used in operating activities was primarily due to the increases in accrued expenses and net loss, partially offset by the decrease in due to related parties.

Net cash provided by financing activities was $200,000 for the six months ended June 30, 2017, as compared to $0 for the six months ended June 30, 2016. The increase was primarily due to the issuance of our common stock.

Net change in cash and cash equivalents was a decrease of $99,736 for the six months ended June 30, 2017. Net change in cash and cash equivalents was $0 for the six months ended June 30, 2016. The decrease in cash and cash equivalents was mainly due to the net loss incurred during the six months ended June 30, 2017 and repayment of $167,946 to our president, Chih-Yuan Hsiao, for funds advanced to us for working capital purposes, partially offset by the cash proceeds from issuance of our common stocks.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: August 21, 2017	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer and Director

