Form 10-Q
period 2017-09-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2017-11-15
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

___________________________________________________________

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

The number of shares of registrant’s common stock outstanding, as of November 10, 2017, is 100,000,000.

2

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Nine Months Ended

September 30, 2017 and 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,192	$100,928
Total current assets	1,192	100,928
Total Assets	$1,192	$100,928

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$16,133	$5,680
Due to related parties	73,305	223,631
Total current liabilities	89,438	229,311
Total Liabilities	89,438	229,311

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized,100,000,000 and 60,000,000 shares issued and outstanding, respectively	10,000	6,000
Additional paid-in capital	250,000	54,000
Accumulated deficits	(348,246)	(188,383)
Total stockholders' deficit	(88,246)	(128,383)
Total Liabilities and Stockholders' Deficit	$1,192	$100,928

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Net revenue	$-	$-	$-	$-

General and administrative expenses	21,363	4,783	159,869	50,634

Loss from operations	(21,363)	(4,783)	(159,869)	(50,634)

Other income
Interest income	-	5	6	5
Total other income	-	5	6	5

Loss before income taxes	(21,363)	(4,778)	(159,863)	(50,629)

Provision for income taxes	-	-	-	-
Net loss	$(21,363)	$(4,778)	$(159,863)	$(50,629)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	60,000,000	91,355,311	60,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash Flows from Operating Activities
Net loss	$(159,863)	$(50,629)
Changes in assets and liabilities:
Increase in accrued expenses	10,453	50,495
(Decrease) increase in due to related parties	(150,326)	139
Net cash (used in) provided by operating activities	(299,736)	5

Cash Flows from Financing Activities
Issuance of common stock	200,000	-
Net cash provided by financing activities	200,000	-

Net (Decrease) Increase in cash and cash equivalents	(99,736)	5

Cash and Cash Equivalents
Beginning	100,928	10,191
Ending	$1,192	$10,196

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS September 30, 2017

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $159,863 and $50,629 for the nine months ended September 30, 2017 and 2016, respectively and had accumulated deficits of $348,246 and $188,383 as of September 30, 2017 and December 31, 2016, respectively, and it had no revenue from operations.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2017 and December 31, 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of September 30, 2017 and December 31, 2016, respectively.

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

Subsequent events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

NOTE 2. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of September 30, 2017 and December 31, 2016, there were $73,305 and $223,631 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 3. INCOME TAXES

As of September 30, 2017, the Company had net operating loss carryforwards of approximately $348,246 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2017 and 2016, respectively:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Federal income tax benefit attributable to:
Current Operations	$54,353	$17,214
Less: valuation allowance	(54,353)	(17,214)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$118,403	$64,050
Less: valuation allowance	(118,403)	(64,050)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Statutory tax benefit	(34)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	34%	34%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Net revenue for the three months ended September 30, 2017 and for the three months ended September 30, 2016 was $0.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $21,363 for the three months ended September 30, 2017, as compared to $4,783 for the three months ended September 30, 2016, which represents an increase of $16,580, or 347%. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Other income was $0 and $5 for the three months ended September 30, 2017 and 2016, respectively. This represents decreased interest income of $5, or (100) %. The interest income generated during the three months ended September 30, 2017 and 2016 was not substantially different.

Our net loss was $21,363 for the three months ended September 30, 2017, as compared to $4,778 for the three months ended September 30, 2016, which represents an increase of $16,585, or 347%. The increase was a result of the increase in general and administrative expenses.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Net revenue for the nine months ended September 30, 2017 and for the nine months ended September 30, 2016 was $0.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $159,869 for the nine months ended September 30, 2017, as compared to $50,634 for the nine months ended September 30, 2016, which represents an increase of $109,235, or 216%. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Other income was $6 and $5 for the nine months ended September 30, 2017 and 2016, respectively. This represents increased interest income of $1, or 20%. The interest income generated during the nine months ended September 30, 2017 and 20016 was not substantially different.

Our net loss was $159,863 for the nine months ended September 30, 2017, as compared to $50,629 for the nine months ended September 30, 2016, which represents an increase of $109,234, or 216%. The increase was a result of the increase in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,192 at September 30, 2017, and $100,928 at December 31, 2016. Our total current assets were $1,192 at September 30, 2017, as compared to $100,928 at December 31, 2016. Our total current liabilities were $89,438 at September 30, 2017, as compared to $229,311 at December 31, 2016.

We had negative working capital of $(88,246) at September 30, 2017, compared to negative working capital of $(128,383) at December 31, 2016. The decrease in negative working capital was primarily due to a decrease in due to related parties, partially offset by the decrease in cash and cash equivalents.

Net cash used in operating activities was $299,736 during the nine months ended September 30, 2017, compared to net cash provided by operating activities was $5 during the nine months ended September 30, 2016. The decrease in the cash provided by operating activities was primarily due to increased net loss and a decreased due to related parties.

Net cash provided by financing activities was $200,000 during the nine months ended September 30, 2017, as compared to $0 during the nine months ended September 30, 2016. The increase was primarily due to the issuance of our common stock.

Net change in cash and cash equivalents was a decrease of $99,736 during the nine months ended September 30, 2017, compared to an increase of $5 during the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: November 15, 2017	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer and Director

