Form 10-K
period 2017-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2018-04-03
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

The number of shares of registrant’s common stock outstanding, as of April 2, 2018, was 100,000,000.

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

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have accumulated losses in the amount of $364,239, as of December 31, 2017.

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

Our current management is comprised of Chih-Yuan Hsiao, our president, principal executive officer, and a member of our board of directors; Ching-Chia Chuang, our secretary, principal financial officer and treasurer; Yu-Chih Hsiao, a member of our board of directors, Min-Tsung Hsiao, a member of our board of directors; and Siu Wan Claire Hong, a member of our board of directors.

Our officers and directors hold approximately 61.62% of the Company’s issued and outstanding shares of common stock. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano Fertilizer Products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there exists a conflict of interest regarding the affairs of the Manufacturer, on the one hand, and the affairs of the Company, on the other hand. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During 2017, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products.

We believe that we may establish sufficient business relationships which will enable us to sell and distribute the Nano fertilizer products.

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

The Manufacturer

The Manufacturer, Lazuriton Nano Biotechnology Ltd., a Taiwanese corporation, manufactures the Nano fertilizer products in Taiwan.

Chih-Yuan Hsiao is the president and sole director of the Manufacturer. Mr. Hsiao, currently, also owns 88.4% of the issued and outstanding shares of common stock of the Manufacturer. Yu-Chih Hsiao is the factory manager of the Manufacturer and owns 5.80% of the issued and outstanding shares of its common stock. Min-Tsung Hsiao also owns 5.80% of the issued and outstanding shares of the Manufacturer’s common stock.

As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there exists a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest; however, Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer.

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

Need for any Government Approval – Environment Laws

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

Item 1A. Risk Factors.

As an “emerging growth company” under the Jumpstart our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an “emerging growth company” for up to five years, or until the earliest of: (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings ; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were 54 holders of record of our common stock as of April 2, 2018.

We paid no dividends on our common stock in 2017. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None.

Common Stock

As the date of this annual report, the outstanding number of shares of our common stock was 100,000,000. All our outstanding common shares are fully paid and non-assessable.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $364,239 as of December 31, 2017. The Company has not generated revenue, as the business operations have been focused on developing our business plan and market research, this raises substantial doubt about the Company's ability to continue as a going concern.

Overview

The following information should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following information specifies forward looking statements that anticipate our business plan, estimates and beliefs. Our actual results could differ materially from those contemplated in those forward looking statements.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have accumulated losses in the amount of $364,269, as of December 31, 2017.

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

Our fiscal year ends on December 31.

As of the date of this annual report, we have not sold any Nano fertilizer products, nor have we generated any revenue from operations.

Going Concern

The Company has incurred losses to date. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

For the period ended December 31, 2017, the Company had limited operations. As of December 31, 2017, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities and/or loans by Chih-Yuan Hsiao, its president and a member of its board of directors. On February 9, 2017, Mr. Hsiao signed a written funding commitment to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. Any amount advanced by Mr. Hsiao pursuant to that commitment shall not accrue interest and is payable on demand. There is no particular notice required to be given by Mr. Hsiao regarding that demand, provided, however, such demand shall be made no sooner than February 9, 2018. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which payment is demanded. For such time as Mr. Hsiao is our president or a member of our board of directors, we believe that any such demand will not be upon any unreasonable terms. As of April 2, 2018, we owed Mr. Hsiao $94,201 pursuant to that funding commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $364,239 as of December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (loss) per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Results of Operations

The following presents the results of the Company for the year ended December 31, 2017 and 2016.

Net Revenues: We generated no revenues and cost of sales for the years ended December 31, 2017 and 2016.

General and Administrative Expense: General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses have increased by $117,482 to $175,864 for the year ended December 31, 2017, from $58,382 for the year ended December 31, 2016. The increase in those expenses was primarily attributable to an increase in accounting, legal and professional fees.

Loss from Operations: Loss from operations for the year ended December 31 2017 was $175,864 compared to $58,382 for the year ended December 31, 2016. The increase was mainly due to the increase in general and administrative expense.

Other Income (expense): Other income was $8 and $15 for the years ended December 31, 2017 and 2016, respectively. This represents decreased interest income of $7, or (46.7)%. The interest income generated during the years ended December 31, 2017 and 2016 was not substantially different.

Net Loss: Net loss was $175,856 for the year ended December 31, 2017, as compared to $58,367 for the year ended December 31, 2016. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $1,193 at December 31, 2017, and $100,928 at December 31, 2016. Our total current assets were $1,193 at December 31, 2017, as compared to $100,928 at December 31, 2016. Our total current liabilities were $105,432 at December 31, 2017, as compared to $229,311 at December 31, 2016.

We had negative working capital of $(104,239) at December 31, 2017, compared to negative working capital of $(128,383) at December 31, 2016. The decrease in negative working capital was primarily due to a decrease in due to related parties, partially offset by the decrease in cash and cash equivalents.

Net cash flow used in operating activities was $299,735 during the year ended December 31, 2017, compared to net cash provided by operating activities of $90,737 for the year ended December 31, 2016. The decrease in the cash provided by operating activities was primarily due to increased net loss and a decreased due to related parties.

Net cash provided by financing activities was $200,000 during the year ended December 31, 2017, as compared to $0 during the year ended December 31, 2016. The increase was primarily due to the issuance of our common stock.

Capital Expenditures

Total capital expenditures were $0 during the years ended December 31, 2017 and 2016.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

The names and ages of our directors and executive officers are set forth below:

Directors and Executive Officers of the Company

Name	Age	Position
Chih-Yuan Hsiao	48	President, Principal Executive Officer and a member of the Board of Directors(1)
Ching-Chia Chuang	47	Secretary, Treasurer and Principal Financial Officer
Yu-Chih Hsiao	46	a member of the Board of Directors(2)
Min-Tsung Hsiao	44	a member of the Board of Directors(3)
Siu Wan Claire Hong	48	a member of the Board of Directors(4)

___________

(1) Chih-Yuan Hsiao will serve as a director until the next annual shareholder meeting.

(2) Yu-Chih Hsiao will serve as a director until the next annual shareholder meeting.

(3) Min-Tsung Hsiao will serve as a director until the next annual shareholder meeting.

(4) Siu Wan Claire Hong will serve as a director until the next annual shareholder meeting.

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

Chih-Yuan Hsiao, President, Principal Executive Officer and a member of our Board of Directors

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

Mr. Hsiao became the President, Principal Executive Officer and a member of our Board of Directors in June 2015. Due to Mr. Hsiao’s extensive experience in business development, operations management, and executive leadership, the Company believes he complements its management.

Ching-Chia Chuang, Principal Financial Officer, Secretary and Treasurer

Ching-Chia Chuang obtained a Bachelor of Arts degree in engineering and management from Yuan Ze University in 1993. Beginning November 2011 to the present, Mr. Chuang has served as a consultant for Lazuriton Nano Biotechnology Ltd., a Taiwan corporation (“Lazuriton Taiwan”), located in Taiwan. Lazuriton Taiwan is the manufacturer of the Company’s nano fertilizer products. Chih-Yuan Hsiao, our president and a member of our board of directors, is the president and sole director of Lazuriton Taiwan. Accordingly, there exists a conflict of interest regarding Mr. Chuang’s role as consultant over the affairs of Lazuriton Taiwan and his position as Principal Financial Officer, Secretary and Treasurer for the Company. In his role as consultant to the Company, Mr. Chuang assists in the cultivation of business relationships in Asia. Additionally, Mr. Chuang assists in providing management and operation recommendations to the Company. Mr. Chuang holds 750,000 shares of the Company’s common stock.

Mr. Chuang devotes approximately 20 hours per week to the affairs of the Company

Mr. Chuang became the Principal Financial Officer, Secretary and Treasurer in June 2, 2017. Due to Mr. Chuang’s extensive background in business negotiations, knowledge in budget management, and has played an integral role in the growth and expansion of other companies, the Company believes he complements its management.

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

Siu Wan Claire Hong, a member of our Board of Directors

Siu Wan Claire Hong received a marketing, sales and public relations degree from Guangzhou University in 2001, and received a second marketing, sales and public relations degree from Guangdong Zhongshan University in 2004. From January 2004 to December 2005, Ms. Hong was a general manager for Cape Western North in North Sea City in Guangxi Province, in China. Cape Western North is engaged in the business of real estate development. Ms. Hong’s duties at Cape Western North included overseeing the general affairs of the Company, developing new clients and maintaining client relationships. From January 2010 to June 2015, Ms. Hong was the chief executive officer of Investment Groups Sci Technology H.K. in Hong Kong, a company engaged in the business of investment banking. From January 2009 to the present, Ms. Hong has been the chief executive officer of Ican Capital Inc.in Hong Kong, which is in the business of investment banking and financial planning.

Ms. Hong became a member of our Board of Directors in June 2015. Due to Ms. Hong’s extensive experience in business development and financial management, the Company believes she complements its management.

Ms. Hong devotes approximately 5 hours per week to the affairs of the Company.

Chih-Yuan Hsiao, our president and a member of our board of directors, Yu-Chih Hsiao, a member of our board of directors and Min-Tsung Hsiao, a member of our board of directors are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao.

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

There are family relationships among our directors and executive officers.

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

We are not aware of any securities transaction during the fiscal year ended December 31, 2017, or subsequent thereto what would require a filing pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Principal Executive Officer and Director(1)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ching-Chia Chuang,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer, Secretary and Treasurer(2)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Ya-Ju Chang,	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Principal Financial Officer, Secretary and Treasurer(3)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yu-Chih Hsiao,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director(4)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Min-Tsung Hsiao,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director(5)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Siu Wan Claire Hong,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director(6)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)

There is no employment contract with Chih-Yuan Hsiao at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)

There is no employment contract with Ching-Chia Chuang at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3)	There is no employment contract with Ya-Ju Chang in 2016.
(4)

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

(6)

There is no employment contract with Siu Wan Claire Hong at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

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

Beneficial Ownership of the Company Amount and Nature of Beneficial Ownership Percentage of Class (1)(2)

Title of Class	Name and Address of Beneficial Owner	Number	Percent of Class
5% or more Shareholder
Common Stock	Yung-Sheng Hsiao Mo.28, Lane 81, Zigiang Rd., Guishan Dist, Taoyuan City, Taiwan	7,514,170	7.51%

Total of all 5% Shareholders		7,514,170	7.51%

Directors and Named Executive Officers

Common Stock	Chih-Yuan Hsiao 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) President and Director	52,348,003	52.35%

Common Stock	Ching-Chia Chuang 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Treasurer and Secretary	750,000	0.75%

Common Stock	Min-Tsung Hsiao 10F., No. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Director	4,162,500	4.16%

Common Stock	Yu-Chih Hsiao 10F., NO. 341, Sec. 2 Wanshou Rd., Guishan Dist. Taoyuan City 333 Taiwan (R.O.C.) Director	3,362,500	3.36%

Total of all Directors and Named Executive Officers		60,623,003	60.62%

Total of all Directors, Named Executive Officers and 5% or more shareholders		68,137,173	68.14%

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of April 2, 2018.

(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of April 2, 2018. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 2, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Chih-Yuan Hsiao

Chih-Yuan Hsiao is our president and a member of our board of directors. We are currently operating out of the offices provided by Mr. Hsiao.

On February 9, 2017, Mr. Hsiao signed a written funding commitment to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. Any amount advanced by Mr. Hsiao pursuant to that commitment shall not accrue interest and is payable on demand. There is no particular notice required to be given by Mr. Hsiao regarding that demand, provided, however, such demand shall be made no sooner than February 9, 2018. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which payment is demanded. For such time as Mr. Hsiao is our president or a member of our board of directors, we believe that any such demand will not be upon any unreasonable terms. As of April 2, 2018, we owed Mr. Hsiao $94,201 pursuant to that funding commitment.

On June 4, 2015, Chih-Yuan Hsiao, our president and a member of our board of directors purchased 10,000 shares of our common stock for $10 in cash. On November 10, 2015, Mr. Hsiao purchased 52,338,003 shares of our common stock for $52,338 in cash. Accordingly, Mr. Hsiao is the holder of a total of 52,348,003 shares of our common stock.

Mr. Hsiao is the President, Principal Executive Officer and a member of the Board of Directors of the Manufacturer. Additionally, Mr. Hsiao holds 88.4% of the issued and outstanding shares of common stock of the Manufacturer.

Mr. Hsiao devotes approximately 20 hours per week to our affairs.

In addition to holding positions as President, Principal Executive Officer,Director and shareholder of the Company, Mr. Hsiao is the President, a Director and a shareholder of the Manufacturer. Accordingly, there is a conflict of interest among Mr. Hsiao’s position with the Company and his position with the Manufacturer. Because the Manufacturer is our sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Mr. Hsiao participates in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, Mr. Hsiao will have a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest, however, we intend to do so upon completion of this offering. Mr. Hsiao is aware of his fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the relationships between the Company and the Manufacturer.

Yu-Chih Hsiao

On November 10, 2015, Yu-Chih Hsiao, a member of our Board of Directors purchased 100,000 shares of our common stock for $100 in cash.

On March 1, 2017, Yu-Chih Hsiao purchased 3,262,500 shares of our common stock for $16,312 in cash.

Yu-Chih Hsiao is the factory manager of the Manufacturer and holds approximately 5.80% of the issued and outstanding shares of common stock of the Manufacturer.

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

Mr. Hsiao is a holder of approximately 5.80% of the issued and outstanding shares of common stock of the Manufacturer.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Company.

Mr. Hsiao is the President and a member of the Board of Directors of Miaotien Biotechnology Co., Ltd., a Taiwanese corporation (“Miaotien”). Miaotien is an exclusive distributor of the Nano Fertilizer Products for the Manufacturer in Taiwan.

As Mr. Hsiao is a member of the Board of Directors and 4.16% shareholder of the common stock of the Company as well as a 5.80% shareholder of the common stock of the Manufacturer, there exists a possible conflict of interest in his role with the Company and the Manufacturer. To the extent that Mr. Hsiao participates in the management of the Company or lends influence, Mr. Hsiao will have a conflict of interest regarding the affairs of the Company and the affairs of the Manufacturer.

Additionally, there exists a conflict of interest in Mr. Hsiao’s capacity as director and 4.16% shareholder of the Company and as president and director of Miaotien, a distributer of the Nano Fertilizer Products. Although Miaotien is an exclusive distributor in Taiwan because the Company’s right to distribute the Nano Fertilizer Products in Asia is non-exclusive, there is a possibility that Miaotien may want to distribute in other areas of Asia, including those areas that the Company will serve thereby creating competition with the Company. As a member of the board of directors for the Company and Miaotien, Mr. Hsiao, to the extent that he participates, could have influence in the decision making of both the Company and Miaotien and thus a conflict of interest

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering. Mr. Hsiao is aware of his fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the relationships between the Company and the Manufacturer.

Chih-Yuan Hsiao, our president and a member of our Board of Directors; Yu-Chih Hsiao, a member of our Board of Directors; and Min-Tsung Hsiao, a member of our Board of Directors, are brothers.

Ching-Chia Chuang

On November 10, 2015, Mr. Ching-Chia Chuang, our principal financial officer, secretary and treasurer purchased 750,000 shares of our common stock for $750 in cash.

 Additionally, Mr. Chuang is the consultant of the Manufacturer.

Mr. Chuang devotes approximately 20 hours per week to the affairs of the Company.

Mr. Chuang is the principal financial officer, secretary and treasurer and 0.75%% shareholder of the common stock of the Company and the consultant for the Manufacturer, accordingly, there exists a possible conflict of interest in his capacity with the Company and the Manufacturer. To the extent that Mr. Chuang participates in the management of the Company or lends influence, Mr. Chuang may have a conflict of interest regarding the affairs of the Company and the affairs of the Manufacturer.

We do not currently have any conflicts of interest by or among our current officer, director, or advisors. We have not yet formulated a policy for handling conflicts of interest, however, we intend to do so prior to hiring any employees. Presently we have one independent director, Siu Wan Claire Hong. We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our president, Chih-Yuan; Yu-Chih Hsiao; Siu Wan Claire Hong; Ching-Chia Chuang and Min-Tsung Hsiao. We intend to seek additional independent directors for our Board of Directors when we begin generating revenues and are able to provide compensation for our Board of Directors.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

Year Ended December 31, 2017

Audit Fees	$11,000
Audit-Related Fees	-
Tax Fees	1,000
All Other Fees (Bookkeeping)	13,760
Total	$25,760

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Correction to Articles of Incorporation
3.3*	Certificate of Correction of Annual List of Officers & Directors
3.4*	Bylaws
10.1*	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015
10.2*	Form of Subscription
10.3*	Funding Commitment of Chih-Yuan Hsiao for $400,000 dated November 19, 2015
10.4*	Summary of Office License Agreement with Chih-Yuan Hsiao re: office facilities
10.5**	Funding Commitment of Chih-Yuan Hsiao for $400,000 dated February 9, 2017
31.1**	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

____________

* Included as an exhibit with that Registration Statement on Form S-1 filed with the SEC on March 11, 2016

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: April 3, 2018	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive officer and Director

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: April 3, 2018	By:	/s/ Ching-Chia Chuang
Ching-Chia Chuang
Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	April 3, 2018
Chih-Yuan Hsiao, Principal Executive Officer and Director

/s/ Ching-Chia Chuang	April 3, 2018
Ching-Chia Chuang, Principal Financial Officer

/s/ Yu-Chih Hsiao	April 3, 2018
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	April 3, 2018
Min-Tsung Hsiao, Director

/s/ Siu Wan Claire Hong	April 3, 2018
Siu Wan Claire Hong, Director

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Years Ended

December 31, 2017and 2016

FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lazuriton Nano Biotechnology (U.S.A.) Inc. ( “the Company”) as of December 31, 2017 and 2016, the related statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Lazuriton Nano Biotechnology (U.S.A.) Inc. will continue as a going concern.  As described in Note 2 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Diamond Bar, California

March 15, 2018

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,193	$100,928
Total Current Assets	1,193	100,928

Total Assets	$1,193	$100,928

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	11,231	5,680
Due to related parties	94,201	223,631
Total Current Liabilities	105,432	229,311

Total Liabilities	105,432	229,311

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized,100,000,000 and 60,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	10,000	6,000
Additional paid-in capital	250,000	54,000
Accumulated deficits	(364,239)	(188,383)
Total stockholders' deficit	(104,239)	(128,383)

Total Liabilities and Stockholders' Deficit	$1,193	$100,928

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Net revenue	$-	$-

General and administrative expenses	175,864	58,382

Loss from operations	(175,864)	(58,382)

Other income
Interest income	8	15
Total other income	8	15

Loss before income taxes	(175,856)	(58,367)

Provision for income taxes	-	-
Net loss	$(175,856)	$(58,367)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	93,534,247	60,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities
Net loss	$(175,856)	$(58,367)
Changes in assets and liabilities:
Increase in accrued expenses	5,551	5,680
Increase(Decrease) in due to related parties	(129,430)	143,424
Net cash provided by (used in) operating activities	(299,735)	90,737

Cash Flows from Financing Activities
Issuance of common stock	200,000	-
Net cash provided by financing activities	200,000	-

Net (Decrease) Increase in cash and cash equivalents	(99,735)	90,737

Cash and Cash Equivalents
Beginning	100,928	10,191
Ending	$1,193	$100,928

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	60,000,000	$6,000	$54,000	$(130,016)	$(70,016)
Net loss for the period ended December 31, 2016	-	-	-	(58,367)	(58,367)
Balance at December 31, 2016	60,000,000	$6,000	$54,000	$(188,383)	$(128,383)
Common stock issued for cash on March 1, 2017	40,000,000	4,000	196,000	-	200,000
Net loss for the period ended December 31, 2017	-	-	-	(175,856)	(175,856)
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)

The accompanying notes to financial statements are an integral part of these statements.

 LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company‘s business plan is to market and distribute Nano fertilizers products.

The Company’s year-end is December 31.

NOTE 2. GOING CONCERN

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $175,856 and $58,367 for the years ended December 31, 2017 and 2016, respectively, and had accumulated deficit of $364,239 and $188,383 as of December 31, 2017 and 2016, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, its president and a member of our board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. As of December 31, 2017 and 2016, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2017	2016
Accrued professional fees	$8,922	$3,700
Accrued transfer agent fees	1,383	0
Accrued edgar agent service fees	926	1,980
Total	$11,231	$5,680

NOTE 5. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of December 31, 2017 and 2016, there were $94,201 and $223,631 advances outstanding. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 6. INCOME TAXES

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $362,856 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for Federal income tax consists of the following:

	For the Years Ended December 31,
	2017	2016
Federal income tax benefit attributable to:
Current Operations	$36,930	$19,845
Less: valuation allowance	(36,930)	(19,845)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$76,490	$64,050
Less: valuation allowance	(76,490)	(64,050)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2017	2016

Statutory tax benefit	(34)%	(34)%
Provisional remeasurement of deferred taxes	13%	-%
Permanent items	-%	-%
Change in deferred tax asset valuation allowance	21%	34%
Provision for income taxes	-%	-%

For the years ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7. STOCKHOLDERS’ DEFICIT

On June 4, 2015, the Company sold and issued to the President and a member of board of directors 10,000 shares of common stock, $0.0001 par value for $10 in cash.

On November 10, 2015, the Company sold and issued 59,990,000 shares of common stock, $0.0001 par value to forty-five shareholders for a total amount of $59,990 in cash.

On March1, 2017, the Company sold and issued 40,000,000 shares of common stock, $0.0001 par value to twenty-six shareholders for a total amount of $200,000 in cash.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

