Form 10-Q
period 2018-03-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2018-05-15
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The number of shares of registrant’s common stock outstanding, as of May 7, 2018, is 104,600,159.

2

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Three Months Ended

March 31, 2018 and 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,193	$1,193
Total current assets	1,193	1,193

Total Assets	$1,193	$1,193

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$25,455	$11,231
Due to related parties	109,923	94,201
Total current liabilities	135,378	105,432

Total Liabilities	135,378	105,432

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized,100,000,000 and 100,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(394,185)	(364,239)
Total stockholders' deficit	(134,185)	(104,239)

Total Liabilities and Stockholders' Deficit	$1,193	$1,193

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net revenue	$-	$-

General and administrative expenses	29,946	119,606

Loss from operations	(29,946)	(119,606)

Other income
Interest income	-	-
Total other income	-	-

Loss before income taxes	(29,946)	(119,606)

Provision for income taxes	-	-
Net loss	$(29,946)	$(119,606)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	73,777,778

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash Flows from Operating Activities
Net loss	$(29,946)	$(119,606)
Changes in assets and liabilities:
Increase in accrued expenses	14,224	22,617
Increase (decrease) in due to related parties	15,722	(202,753)
Net cash used in operating activities	-	(299,742)

Cash Flows from Financing Activities
Issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Net decrease in cash and cash equivalents	-	(99,742)

Cash and Cash Equivalents
Beginning	1,193	100,928
Ending	$1,193	$1,186

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Organization

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $29,946 and $119,606 for the three months ended March 31, 2018 and 2017, respectively and had accumulated deficits of $394,185 and $364,239 as of March 31, 2018 and December 31, 2017, respectively, and it had no revenue from operations.

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

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its results of operations, cash flows, financial position and disclosures.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Financial Statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued professional fees	$24,171	$8,922
Accrued edgar agent service fees	1,284	926
Accrued transfer agent fees	-	1,383
Total	$25,455	$11,231

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of March 31, 2018 and December 31, 2017, there were $109,923 and $94,201 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of March 31, 2018, the Company had net operating loss carryforwards of approximately $389,185 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the three months ended March 31, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for Federal income tax consists of the following for the three months ended March 31, 2018 and 2017, respectively:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Federal income tax benefit attributable to:
Current Operations	$6,289	$40,666
Less: valuation allowance	(6,289)	(40,666)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$82,779	$76,490
Less: valuation allowance	(82,779)	(76,490)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Statutory federal tax benefit	(21)%	(34)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	34%
Provision for income taxes	-%	-%

For the three months ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

We did not generate any revenue for the three months ended March 31, 2018 and 2017. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $29,946 for the three months ended March 31, 2018, as compared to $119,606 for the three months ended March 31, 2017, which represents a decrease of $89,660, or (75)%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Our net loss was $29,946 for the three months ended March 31, 2018, as compared to $119,606 for the three months ended March 31, 2017, which represents a decrease of $89,660, or (75)%. The decrease was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,193 at March 31, 2018 and December 31, 2017. Our total current assets were $1,193 at March 31, 2018, as compared to $1,193 at December 31, 2017. Our total current liabilities were $135,378 at March 31, 2018, as compared to $105,432 at December 31, 2017.

We had negative working capital of $134,185 at March 31, 2018, compared to negative working capital of $104,239 at December 31, 2017. The increase in negative working capital was primarily due to an increase in accrued expenses and due to related parties.

Net cash used in operating activities was $0 during the three months ended March 31, 2018, compared to net cash used in operating activities was $299,742 during the three months ended March 31, 2017. The decrease in the cash used in operating activities was primarily due to the decreased net loss and an increased due to related parties.

Net cash provided by financing activities was $0 during the three months ended March 31, 2018, as compared to $200,000 during the three months ended March 31, 2017. The decrease was primarily because we did not issue new common stock shares for cash during the three months ended March 31, 2018.

Net change in cash and cash equivalents was a decrease of $0 during the three months ended March 31, 2018, compared to a decrease of $99,742 during the three months ended March 31, 2017.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of March 31, 2018

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: May 15, 2018	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

