Form 10-Q
period 2018-06-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2018-08-20
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The number of shares of registrant’s common stock outstanding, as of August 17, 2018, is 104,600,159.

2

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Six Months Ended

June 30, 2018 and 2017

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,195	$1,193
Total current assets	1,195	1,193

Total Assets	$1,195	$1,193

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$9,291	$11,231
Due to related parties	144,375	94,201
Total current liabilities	153,666	105,432

Total Liabilities	153,666	105,432

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(412,471)	(364,239)
Total stockholders' deficit	(152,471)	(104,239)

Total Liabilities and Stockholders' Deficit	$1,195	$1,193

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net revenue	$-	$-	$-	$-

General and administrative expenses	18,288	18,900	48,234	138,506

Loss from operations	(18,288)	(18,900)	(48,234)	(138,506)

Other income
Interest income	2	6	2	6
Total other income	2	6	2	6

Loss before income taxes	(18,286)	(18,894)	(48,232)	(138,500)

Provision for income taxes	-	-	-	-
Net loss	$(18,286)	$(18,894)	$48,232)	$(138,500)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,719,694	100,000,000	100,361,835	86,961,326

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash Flows from Operating Activities
Net loss	$(48,232)	$(138,500)
Changes in assets and liabilities:
(Decrease) increase in accrued expenses	(1,940)	6,710
Increase (decrease) in due to related parties	50,174	(167,946)
Net cash provided by (used in) operating activities	2	(299,736)

Cash Flows from Financing Activities
Issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Net Increase (decrease) in cash and cash equivalents	2	(99,736)

Cash and Cash Equivalents
Beginning	1,193	100,928
Ending	$1,195	$1,192

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2018

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $48,232 and $138,500 for the six months ended June 30, 2018 and 2017, respectively and had accumulated deficits of $412,471 and $364,239 as of June 30, 2018 and December 31, 2017, respectively, and it had no revenue since its operations.

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

Net Loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2018 and 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2018 and December 31, 2017, respectively.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Accrued professional fees	$8,431	$8,922
Accrued edgar agent service fees	860	926
Accrued transfer agent fees	-	1,383
Total	$9,291	$11,231

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of June 30, 2018 and December 31, 2017, there were $144,375 and $94,201 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of June 30, 2018, the Company had net operating loss carryforwards of approximately $412,471 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at June 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the six months ended June 30, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for Federal income tax consists of the following for the six months ended June 30, 2018 and 2017, respectively:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Federal income tax benefit attributable to:
Current Operations	$10,129	$47,090
Less: valuation allowance	(10,129)	(47,090)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$86,619	$76,490
Less: valuation allowance	(86,619)	(76,490)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Statutory federal tax benefit	(21)%	(35)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	35%
Provision for income taxes	-%	-%

For the six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

We did not generate any revenue for the three months ended June 30, 2018 and 2017. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $18,288 for the three months ended June 30, 2018, as compared to $18,900 for the three months ended June 30, 2017, which represents a decrease of $612, or (0.032)%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Our net loss was $18,286 for the three months ended June 30, 2018, as compared to $18,894 for the three months ended June 30, 2017, which represents a decrease of $608, or (0.032)%. The decrease was a result of the decrease in general and administrative expenses.

Six months ended June 30, 2018 compared to the six months ended June 30, 2018

Net revenues were $0 for the six months ended June 30, 2018 and for the six months ended June 30, 2017. Interest income was $2 and $6 for the six months ended June 30, 2018, and for the six months ended June 30, 2017, respectively.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $48,234 for the six months ended June 30, 2018, as compared to $138,506 for the six months ended June 30, 2017. The decrease in those expenses was primarily attributable to [ ].

Our net loss was $48,232 for the six months ended June 30, 2018, as compared to $138,500 for the six months ended June 30, 2017. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,195 at June 30, 2018 and $1,193 at December 31, 2017. Our total current assets were $1,195 at June 30, 2018, as compared to $1,193 at December 31, 2017. Our total current liabilities were $153,666 at June 30, 2018, as compared to $105,432 at December 31, 2017.

We had negative working capital of $[ ] at June 30, 2018, compared to negative working capital of $[ ] at December 31, 2017. The increase/decrease in (negative) working capital was primarily due to [ ].

Net cash used in operating activities was $2 during the six months ended June 30, 2018, compared to net cash used in operating activities was $299,736 during the six months ended June 30, 2017. The decrease in the cash used in operating activities was primarily due to [ ].

Net cash provided by financing activities was $0 during the six months ended June 30, 2018, as compared to $200,000 during the six months ended June 30, 2017. The decrease was primarily because we did not issue new common stock shares for cash during the six months ended June 30, 2018.

Net change in cash and cash equivalents was an increase of $2 during the six months ended June 30, 2018, compared to a decrease of $99,736 during the six months ended June 30, 2017.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of end of June 30, 2018

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: August 20 , 2018	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

