Form 10-Q/A
period 2018-06-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2018-10-12
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

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

The number of shares of registrant’s common stock outstanding, as of October 9, 2018, is 110,915,357.

Explanatory Note

Lazuriton Nano Biotechnology (U.S.A.) Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2018, originally filed on August 20, 2018, (the “Original Form 10-Q”) to reflect the restatement of the Part I Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of filing of the Original Form 10-Q.

2

3

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

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Statutory federal tax benefit	(21%)	(35%)
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	35%
Provision for income taxes	-%	-%

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

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $18,288 for the three months ended June 30, 2018, as compared to $18,900 for the three months ended June 30, 2017, which represents a decrease of $612, or (3.2)%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Interest income was $2 and $6 for the three months ended June 30, 2018, and for the three months ended June 30, 2017, respectively.

Our net loss was $18,286 for the three months ended June 30, 2018, as compared to $18,894 for the three months ended June 30, 2017, which represents a decrease of $608, or (3.2)%. The decrease was a result of the decrease in general and administrative expenses.

Six months ended June 30, 2018 compared to the six months ended June 30, 2018

We did not generate any revenue for the six months ended June 30, 2018 and 2017. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $48,234 for the six months ended June 30, 2018, as compared to $138,506 for the six months ended June 30, 2017, which represents a decrease of $90,272, or (65.2)%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Interest income was $2 and $6 for the six months ended June 30, 2018, and for the six months ended June 30, 2017, respectively.

Our net loss was $48,232 for the six months ended June 30, 2018, as compared to $138,500 for the six months ended June 30, 2017, which represents a decrease of $90,268, or (65.2)%.. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,195 at June 30, 2018 and $1,193 at December 31, 2017. Our total current assets were $1,195 at June 30, 2018, as compared to $1,193 at December 31, 2017. Our total current liabilities were $153,666 at June 30, 2018, as compared to $105,432 at December 31, 2017.

We had working capital deficiency of $152,471 at June 30, 2018, compared to working capital deficiency of $104,239 at December 31, 2017. The increase in working capital deficiency was primarily due to the increase in due to related parties.

Net cash provided by operating activities was $2 during the six months ended June 30, 2018, compared to net cash used in operating activities was $299,736 during the six months ended June 30, 2017. The decrease in the cash used in operating activities was primarily due to the decreased net loss and the increased due to related parties.

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

Exhibit Number	Description
31.1	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: October 12, 2018	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

