Form 10-Q
period 2018-09-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2018-12-31
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 333-210091

Lazuriton Nano Biotechnology (U.S.A.) Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1786808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10Fl., No. 341, Sec. 2, Wanshou Rd.

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

The number of shares of registrant’s common stock outstanding, as of December 27, 2018, is 100,000,000.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,195	$1,193
Prepaid expenses	6,600	-
Total current assets	7,795	1,193

Total Assets	$7,795	$1,193

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$12,956	$11,231
Due to related parties	170,214	94,201
Total current liabilities	183,170	105,432

Total Liabilities	183,170	105,432

Stockholders’ Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(435,375)	(364,239)
Total stockholders’ deficit	(175,375)	(104,239)

Total Liabilities and Stockholders’ Deficit	$7,795	$1,193

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended September 30, 2018	ThreeMonths EndedSeptember 30,2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net revenue	$-	$-	$-	$-

General and administrative expenses	22,904	21,363	71,138	159,869

Loss from operations	(22,904)	(21,363)	(71,138)	(159,869)

Other income
Interest income	-	-	2	6
Total other income	-	-	2	6

Loss before income taxes	(22,904)	(21,363)	(71,136)	(159,863)
Provision for income taxes	-	-	-	-
Net loss	$(22,904)	$(21,363)	$(71,136)	$(159,863)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	91,355,311

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash Flows from Operating Activities
Net loss	$(71,136)	$(159,863)
Changes in assets and liabilities:
Increase in prepaid expenses	(6,600)	-
Increase in accrued expenses	1,725	10,453
Increase (decrease) in due to related parties	76,013	(150,326)
Net cash provided by (used in) operating activities	2	(299,736)

Cash Flows from Financing Activities
Issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash and cash equivalents	2	(99,736)

Cash and Cash Equivalents
Beginning	1,193	100,928
Ending	$1,195	$1,192

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $71,136 and $159,863 for the nine months ended September 30, 2018 and 2017, respectively and had accumulated deficits of $435,375 and $364,239 as of September 30, 2018 and December 31, 2017, respectively, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

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

Net loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2018 and December 31, 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of September 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Accrued professional fees	$10,704	$8,922
Accrued edgar agent service fees	1,802	926
Accrued transfer agent fees	450	1,383
Total	$12,956	$11,231

NOTE 3. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of September 30, 2018 and December 31, 2017, there were $170,214 and $94,201 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of September 30, 2018, the Company had net operating loss carryforwards of approximately $435,375 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2018 and December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at September 30, 2018 and December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the nine months ended September 30, 2018 and for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2018 and 2017, respectively:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Federal income tax benefit attributable to:
Current Operations	$14,939	$54,353
Less: valuation allowance	(14,939)	(54,353)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$91,429	$76,490
Less: valuation allowance	(91,429)	(76,490)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the nine months ended September 30, 2018	For the nine months ended September 30,2017

Statutory tax benefit	(21)%	(35)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	35%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended December 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

We did not generate any revenue for the three months ended September 30, 2018 and 2017. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $22,904 for the three months ended September 30, 2018, as compared to $21,363 for the three months ended September 30, 2017, which represents an increase of $1,541, or 7%. The increase in those expenses was primarily attributable to the increase in accounting, legal and professional fees.

Interest income was $0 for the three months ended September 30, 2018 and 2017.

Our net loss was $22,904 for the three months ended September 30, 2018, as compared to $21,363 for the three months ended September 30, 2017, which represents an increase of $1,541, or 7%. The increase was a result of the increase in general and administrative expenses.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

We did not generate any revenue for the nine months ended September 30, 2018 and 2017. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $71,138 for the nine months ended September 30, 2018, as compared to $159,869 for the nine months ended September 30, 2017, which represents a decrease of $88,731, or (56)%. The decrease in those expenses was primarily attributable to the decrease in professional consulting fees.

Interest income was $2 and $6 for the nine months ended September 30, 2018 and 2017, respectively.

Our net loss was $71,136 for the nine months ended September 30, 2018, as compared to $159,863 for the nine months ended September 30, 2017, which represents a decrease of $88,727, or (56)%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,195 at September 30, 2018 and $1,193 at December 31, 2017. Our total current assets were $7,795 at September 30, 2018, as compared to $1,193 at December 31, 2017. Our total current liabilities were $183,170 at September 30, 2018, as compared to $105,432 at December 31, 2017.

We had working capital deficit of $175,375 at September 30, 2018, compared to working capital deficit of $104,239 at December 31, 2017. The increase in working capital deficit was mainly due to the increase in due to related parties.

Net cash provided by operating activities was $2 during the nine months ended September 30, 2018, compared to net cash used in operating activities was $299,736 during the nine months ended September 30, 2017. The decrease in the cash used in operating activities was primarily due to the decreased net loss and the increase in due to related parties.

We had no cash flow from investing activities during the nine months ended September 30, 2018 and 2017.

Net cash provided by financing activities was $0 during the nine months ended September 30, 2018, as compared to $200,000 during the nine months ended September 30, 2017. The decrease was primarily because we did not issue new common stock shares for cash during the nine months ended September 30, 2018.

Net change in cash and cash equivalents was an increase of $2 during the nine months ended September 30, 2018, compared to a decrease of $99,736 during the nine months ended September 30, 2017.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with Securities and Exchange Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in the Note 1 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Off-balance Sheet Arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of end of September 30, 2018

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Certificate of Correction to Articles of Incorporation
3.3*	Certificate of Correction of Annual List of Officers & Directors
3.4*	Bylaws
31.1**	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2***	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

** Filed herewith

*** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: December 31, 2018	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

