Form 10-K
period 2018-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2019-06-14
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2018.

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

341, Sec. 2, Wanshou Road, 10th Floor

Guishan District, Taoyuan City, 333, Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

011-886-3-329-5585

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $75,438,531.

The number of shares of registrant’s common stock outstanding, as of June 3, 2019, was 100,000,000.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I

Except where the context otherwise requires and for purposes of this annual report only:

•	the terms “we,” “us,” “our,” “issuer,” “the Company,” “our Company” refers to Lazuriton Nano Biotechnology (U.S.A.) Inc., a Nevada corporation;

•	the term “the Manufacturer” refers to Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation;

•	all references to “U.S. dollars”, “dollars”, and “$” are to the legal currency of the United States.

For the purposes of clarification, this annual report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our president and member of our board of directors is “Chih-Yuan Hsiao,” even though, in Chinese, his name would be presented as “Hsiao Chih-Yuan”.

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have an accumulated deficit of $456,761, as of December 31, 2018.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence any significant operations. As of the date of this annual report, we have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of fertilizer products made by the Manufacturer (the “Nano fertilizer products”). Our administrative office is located at 341, Sec. 2,Wanshou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China).

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

Since the date of inception (June 2, 2015), our activities have been primarily developmental, e.g., formation of the Company, development of our business plan, negotiation of the marketing and distribution agreement (the “Marketing Agreement”) with the Manufacturer and research regarding marketing and distribution methods and strategies; we have yet to commence planned operations to any significant measure.

Our current management is comprised of Chih-Yuan Hsiao, our president, principal executive officer, and a member of our board of directors; Ching-Chia Chuang, our secretary, principal financial officer and treasurer; Yu-Chih Hsiao, a member of our board of directors, Min-Tsung Hsiao, a member of our board of directors; and Siu Wan Claire Hong, a member of our board of directors. Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao.

Our officers and directors held approximately 60.62% of the Company’s issued and outstanding shares of common stock as of June 3, 2019. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there is a conflict of interest between the Manufacturer and us. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer. As of the date of this annual report, the Company did not have Director & Officer liability insurance.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During 2018, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products. We are in the process of establishing retail relationships with various distributors and retailers in Asia.

We believe that we may establish sufficient business relationships which will enable us to sell and distribute the Nano fertilizer products.

Presently, we have no employees. Our officers and directors are responsible for all planning, development and operational duties and will continue to do so throughout the early stages of our development. Human resource planning will be a part of an ongoing process that will include regular evaluation of our operations.

We intend to hire employees at such time as we determine it is appropriate. We cannot provide any assurance or guarantee on the date on which we will hire employees.

Marketing and Distribution Agreement

Effective December 1, 2015, we entered into the Marketing Agreement with the Manufacturer, whereby the Manufacturer authorizes the Company to market, sell and distribute those Nano fertilizer products manufactured by the Manufacturer. The Marketing Agreement grants the Company a non-exclusive right to market, sell and distribute the Nano fertilizer products in Asia, with the exception of Taiwan. The Marketing Agreement is effective as of December 1, 2015, and continues for one year thereafter and is renewed automatically for periods of one year each, unless one party gives notice to the other party at least 30 days prior to the expiration of the said agreement of its intention not to renew. As of the date of this annual report, no party to this Marketing Agreement gave notice to terminate this agreement and the terms of this Marketing Agreement were effective.

Nano Fertilizer Products

Nano fertilizers may improve the efficiency of delivering various nutrients to plants and crops because the nano-level particles make it easy and more efficient for the plants to absorb the fertilizers. The plants, vegetables and crops sprayed with Nano fertilizer products have shown to grow faster, enjoy 20-30% longer life span, be less likely to have pests, and have an enhanced food production rates with higher quality. Use of Nano fertilizers helps avoid certain common side effects of non-Nano fertilizers, such as inconsistent plant sizes, shapes and colors caused by uneven distribution of fertilizers. At the same time, the Manufacturer observed that Nano fertilizer products have the potential of reducing soil toxicity caused by the use of traditional non-Nano fertilizers.

The Nano fertilizers that we will market, sell and distribute are listed below:

#1-Nano Organic Compound Fertilizer:
o	Ingredients include nitrogen, phosphorus anhydride, potassium oxide and citric acid-soluble magnesium oxide.
o	May be used on vegetables and fruit trees during vegetative growth and reproductive growth.
#3-Nano Low Nitrogen High Phosphorus High Potassium Compound Fertilizer
o	Ingredients include nitrogen, phosphorus and potassium oxide.
o	May be used on vegetables, fruit trees and floral crops to promote flowering.
#5-Nano High Phosphorus High Potassium Compound Fertilizer
o	Ingredients include nitrogen, phosphorus and potassium oxide.
o	May be used on vegetables and fruit trees to improve the quality of the crop and the sweetness of the fruit.

The Nano Fertilizer Products may be applied in other manners depending on the targeted crops and vegetables.

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

As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there is a conflict of interest regarding the affairs of the Manufacturer and the affairs of the Company. We have not yet formulated a policy for handling conflicts of interest; however, Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are aware of their fiduciary duties to the Company and its shareholders and will make reasonable efforts to serve the best interests of the Company and its shareholders.

Revenues

We anticipate that we will receive revenue from the sale of the Nano fertilizer products. The Nano fertilizer products will be primarily sold through resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households. The cost of each Nano fertilizer product may vary, depending on a number of factors, including the (i) amount of the Nano fertilizer product that is being purchased; (ii) cost of raw materials; (iii) volume of products that were generated within the same time period; (iv) the use of the fertilizers; and (v) depreciation of the machines and equipment.

As of the date of this annual report, we have not sold any of the Nano fertilizer products nor have we generated any revenue from operations. Our operations to date have been devoted primarily to development activities, e.g., development of our business plan, negotiation of the Marketing Agreements with the Manufacturer and research regarding the marketing and distribution methods and strategies.

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

Upon receipt of additional funding, we will increase the budget allotted for marketing and advertising and use the funds to expand our target markets. We believe we can gain a greater market share of Nano fertilizer consumers by expanding our target market to supermarkets and agricultural chain stores. At this time, we are unsure if, and when, we will receive that additional funding.

Need for any Government Approval – Environment Laws

We are subject to evolving laws and regulations administered by governmental authorities at national, provincial and city levels. Our operations may require us to comply with regulations relating to a comprehensive array of subjects, such as environmental protection and fire hazard control. We believe we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our financial condition and results of operations.

Patents, Trademarks and Licenses

Presently, the Company does not own any patents or trademarks. The following table lists the trademarks that an affiliate of the Company has registered.

Owner of the Mark	Mark	Jurisdiction	Period
Lazuriton Nano Biotechnology Co., Ltd.		Taiwan	August 1, 2012 to July 31, 2022
Lazuriton Nano Biotechnology Co., Ltd.		Taiwan	December 1, 2012 to November 30, 2022
Lazuriton Nano Biotechnology Co., Ltd.		People’s Republic of China	May 21, 2014 to May 20, 2024

Seasonality

In most regions where we plan to sell the Nano fertilizers, various types of vegetables, fruit trees and floral crops grow at different times and may benefit from the Nano fertilizer products. Accordingly, we do not anticipate a greater or lesser demand from our target customers for the Nano fertilizer products during different seasons. Because the Nano fertilizer products can be manufactured and used all year round, we believe our operations and sales will not be subject to seasonality.

Competition

The fertilizer business is characterized by vigorous competition throughout the world. Brand recognition, price, service, quality and availability are some of the factors that impact consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the pace of new product introductions have significant impacts on consumers’ buying decisions. We will face completion from a large number of fertilizer companies, some of which may have substantially greater resources than we do.

Our principal competitors are Hsin Fang Nano Technology Ltd. and Unicat Nano Advanced Materials & Devices Technology Ltd. We will also face competition from a number of independent brands, as well as some retailers that have developed their own brands.

Our products have relatively low manufacturing costs, which may allow us to offer competitive pricing to our customers. Additionally, we believe that by providing outstanding customer service we can build customer loyalty to our brand.

Employees and Employment Agreements

Presently, we have no employees. Our president, Chih-Yuan Hsiao, is responsible for the primary operations and development of the Company and its subsidiaries. There is no employment or similar agreement between the Company and Mr. Hsiao.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate property. Mr. Chih-Yuan Hsiao, our president and chairman of the Board, entered into a lease that allowed the Company to operate at the address of 341 Wanchou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China). The monthly rent is 40,000 NTD (approximately $1,267 U.S. dollars), excluding the electricity, gas and water expenses. The lease for such office space will end on May 31, 2020. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No public market currently exists for shares of our common stock.

There were 147 holders of record of our common stock as of June 3, 2019.

We paid no dividends on our common stock in 2018. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors subject to our business and financial conditions, applicable Nevada laws and federal laws and other factors.

Recent Transactions Involving Unregistered Securities

None.

Common Stock

As of June 3, 2019, the outstanding number of shares of our common stock was 100,000,000. All our outstanding common shares are validly issued, fully paid and non-assessable.

Each share of our common stock entitles the shareholder one vote on any and all matters such shareholder is entitled to vote at a shareholders’ annual or special meeting. There are no cumulative voting rights, which mean that the shareholder or shareholders owning 50% of the issued and outstanding shares in our capital stock can elect the entire board of directors. Therefore, any shareholder or shareholders, cumulatively with less than 50% of the voting power, cannot elect any director to the board of directors on their won. Pursuant to the provisions of Section 78.320 of the Nevada Revised Statues (the “NRS”), at least a majority of the outstanding shares of capital stock entitled to vote must be present, in person or by proxy, at any meeting in favor of the action exceeds the number of votes cast in opposition to the action, provided, however, that directors may be elected by a plurality of the votes of the shares present at the meeting and entitled to vote. Certain fundamental corporate changes, such as the liquidation and business combination, require the approval of holders of a majority of the outstanding shares entitled to vote.

Holders of our common stock have no pre-emptive rights, no conversion rights and no subscription rights. There are no redemption or sinking fund provisions applicable to our common stock.

Preferred Stock

At present, we have no preferred stock authorized.

Dividends

The holders of our common stock are entitled to receive dividends on a pro rata based on the number of shares held, when and if declared by our Board of Directors, from funds legally available for that purpose. NRS Section 78.288 prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the normal course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. We do not, however, intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business.

Our shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

We paid no dividends on our common stock in the fiscal year of 2018. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Outstanding Stock Options, Purchase Warrants and Convertible Securities

We have no outstanding stock options, purchase warrants or convertible securities.

Equity Compensation Plans, Bonus Plans

We have not established any equity incentive plans. We have no outstanding Compensation Committee.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Debt Securities

As of April 3, 2019, we owed Mr. Hsiao approximately $215,000 pursuant to that Funding Commitment (as defined below) which was disclosed in the Company’s annual report on Form 10-K filed on April 3, 2018. The Funding Commitment was valid and outstanding as of the date of this annual report on Form 10-K.

Except as disclosed above, we have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $456,761 as of December 31, 2018. As of December 31, 2018, the Company had not generated revenue, as the business operations have been focused on developing our business plan and market research. This raises substantial doubt about the Company’s ability to continue as a going concern. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Overview

The following information should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following information specifies forward looking statements that anticipate our business plan, estimates and beliefs. Our actual results could differ materially from those contemplated in those forward looking statements.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we did not generate any revenues and accumulated losses in the amount of $456,761 as of December 31, 2018.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this annual report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of Nano fertilizer products. Our administrative office is located at 341 Sec. 2, Wanshou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan.

Our fiscal year ends on December 31.

As of the date of this annual report, we have not sold any Nano fertilizer products, nor have we generated any revenue from operations.

Going Concern

The Company has incurred losses to date. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

For the period ended December 31, 2018, the Company had limited operations. As of December 31, 2018, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities and/or loans by Chih-Yuan Hsiao, its president and a member of its board of directors. On February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no notice to demand the repayment of the loans provided by Mr. Hsiao nor any notice to terminate the Funding Commitment. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of April 3, 2019, we owed Mr. Hsiao approximately $215,000 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company had incurred an accumulated deficit of $456,761 as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss per Share

Basic loss per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of December 31, 2018 and 2017, respectively.

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

Results of Operations

The following presents the results of the Company for the year ended December 31, 2018 and 2017.

Net Revenues: We generated no revenue and incurred zero cost of sales for the years ended December 31, 2018 and 2017, respectively.

General and Administrative Expense: General and administrative expenses primarily consist of legal, accounting, and other professional service fees. General and administrative expenses have decreased by $83,338, or (47) % to $92,526 for the year ended December 31, 2018, from $175,864 for the year ended December 31, 2017. The decrease in those expenses was primarily attributable to a decrease in consulting fees.

Loss from Operations: Loss from operations for the year ended December 31 2018 was $92,526 compared to $175,864 for the year ended December 31, 2017. The decrease was mainly due to the decrease in general and administrative expense.

Other Income (expense): Other income was $4 and $8 for the years ended December 31, 2018 and 2017, respectively. This represents decreased interest income of $4, or (50) %. The interest income generated during the years ended December 31, 2018 and 2017 was not substantially different.

Net Loss: Net loss was $92,522 for the year ended December 31, 2018, as compared to $175,856 for the year ended December 31, 2017. The decrease in net loss was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $1,197 at December 31, 2018, and $1,193 at December 31, 2017. Our total current assets were $2,119 at December 31, 2018, as compared to $1,193 at December 31, 2017. Our total current liabilities were $198,880 at December 31, 2018, as compared to $105,432 at December 31, 2017.

We had negative working capital of $(196,761) at December 31, 2018, compared to negative working capital of $(104,239) at December 31, 2017. The increase in negative working capital in the amount of $92,522 or 88.8% was primarily due to an increase in due to related parties, partially offset by the increase in cash and cash equivalents and prepaid expenses.

Net cash flow provided by operating activities was $4 during the year ended December 31, 2018, compared to net cash used in operating activities of $299,735 for the year ended December 31, 2017. The decrease in the cash used in operating activities was primarily attributable to the decrease in net loss and the increase in due to related parties.

We had no cash flow from investing activities during the years ended December 31, 2018 and 2017.

Net cash provided by financing activities was $0 during the year ended December 31, 2018, as compared to $200,000 during the year ended December 31, 2017. The decrease in net cash provided by financing activities was primarily because we did not sell any new common stock for cash during the year ended December 31, 2018.

Capital Expenditures

Total capital expenditures were $0 during the years ended December 31, 2018 and 2017.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Years Ended

December 31, 2018 and 2017

FINANCIAL STATEMENT SCHEDULES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lazuriton Nano Biotechnology (U.S.A.) Inc. ( “the Company”) as of December 31, 2018 and 2017, the related statements of operations, cash flows, and stockholders’ deficit for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Diamond Bar, California

April 9, 2019

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current Assets
Cash and cash equivalents	$1,197	$1,193
Prepaid expenses	922	-
Total current assets	2,119	1,193

Total Assets	$2,119	$1,193

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$15,086	$11,231
Due to related parties	183,794	94,201
Total current liabilities	198,880	105,432

Total liabilities	198,880	105,432

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(456,761)	(364,239)
Total stockholders' deficit	(196,761)	(104,239)

Total Liabilities and Stockholders' Deficit	$2,119	$1,193

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Net revenue	$-	$-

General and administrative expenses	92,526	175,864

Loss from operations	(92,526)	(175,864)

Other income
Interest income	4	8
Total other income	4	8

Loss before income taxes	(92,522)	(175,856)

Provision for income taxes	-	-
Net loss	$(92,522)	$(175,856)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	93,534,247

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Cash Flows from Operating Activities
Net loss	$(92,522)	$(175,856)
Changes in assets and liabilities:
Increase in prepaid expenses	(922)	-
Increase in accrued expenses	3,855	5,551
Increase (decrease) in due to related parties	89,593	(129,430)
Net cash provided by (used in) operating activities	4	(299,735)

Cash Flows from Financing Activities
Issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash and cash equivalents	4	(99,735)

Cash and Cash Equivalents
Beginning	1,193	100,928
Ending	$1,197	$1,193

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	60,000,000	$6,000	$54,000	$(188,383)	$(128,383)
Common stock issued for cash on March 1, 2017	40,000,000	4,000	196,000	-	$200,000
Net loss for the year ended December 31, 2017	-	-	-	(175,856)	(175,856)
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)
Net loss for the year ended December 31, 2018	-	-	-	(92,522)	(92,522)
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. ORGANIZATION AND BUSINESS

Lazuriton Nano Biotechnology (U.S.A.) Inc., (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

The Company’s year-end is December 31.

NOTE 2. GOING CONCERN

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $92,522 and $175,856 for the years ended December 31, 2018 and 2017, respectively, and had accumulated deficit of $456,761 and $364,239 as of December 31, 2018 and 2017, respectively, and it had no revenue from operations.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during each period. As of December 31, 2018 and 2017, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of December 31, 2018 and 2017, respectively.

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Accrued professional fees	$12,836	$8,922
Accrued transfer agent fees	2,250	1,383
Accrued Edgar agent service fees	-	926
Total	$15,086	$11,231

NOTE 5. DUE TO RELATED PARTIES

The Company has advanced funds from its officer and shareholder for working capital purposes. As of December 31, 2018 and 2017, there were $183,794 and $94,201 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 6. INCOME TAXES

As of December 31, 2018, the Company had net operating loss carryforwards of approximately $456,761 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 and 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the years ended December 31, 2018 and 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended
	December 31,
	2018	2017
Federal income tax benefit attributable to:
Current Operations	$19,430	$36,930
Less: valuation allowance	(19,430)	(36,930)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$95,920	$76,490
Less: valuation allowance	(95,920)	(76,490)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2018	2017

Statutory tax benefit	(21)%	(34)%
Provisional remeasurement of deferred taxes	-%	13%
Permanent items	-%	-%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the years ended December 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our limited size, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel in the near future or at all. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors of the Company are elected by the stockholders to serve until the next shareholder meeting or their respective successors are duly elected and qualified. Officers of the Company are appointed by our Board of Directors to serve until their respective successors are duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names and ages of our directors and executive officers are set forth below:

Directors and Executive Officers of the Company

Name	Age	Position
Chih-Yuan Hsiao	49	President, Principal Executive Officer and a member of the Board of Directors(1)
Ching-Chia Chuang	48	Secretary, Treasurer and Principal Financial Officer
Yu-Chih Hsiao	47	a member of the Board of Directors(2)
Min-Tsung Hsiao	45	a member of the Board of Directors(3)
Siu Wan Claire Hong	49	a member of the Board of Directors(4)

___________

(1) Chih-Yuan Hsiao will serve as a director until the next annual shareholder meeting.

(2) Yu-Chih Hsiao will serve as a director until the next annual shareholder meeting.

(3) Min-Tsung Hsiao will serve as a director until the next annual shareholder meeting.

(4) Siu Wan Claire Hong will serve as a director until the next annual shareholder meeting.

January 30 of each year is specified in the Company’s Bylaws for the annual meeting of the Company’s shareholders. We did not hold the shareholder meeting on January 30, 2019 and do not plan to have regular annual shareholder meetings.

Backgrounds of Executive Officers and Directors

The following information sets forth the background and business experience of our directors and executive officers.

Chih-Yuan Hsiao, President, Principal Executive Officer and a member of our Board of Directors

Chih-Yuan Hsiao received his Associate Bachelor Degree in International Business from Lan Yang Institute of Technology in Taiwan in 1992. From January 2004 to December 2008, Mr. Hsiao was the president of Lazuriton Art and Culture Co., Ltd., a business engaged in marketing and selling artwork carving products. From January 2009 to the present, Mr. Hsiao has been the president and a member of the board of directors of Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation, or the “Manufacturer”, which manufactures Nano fertilizer products that we will market and distribute. As the president, Mr. Hsiao manages all operational activities of the Company, including the purchases and sales of the Nano Fertilizer Products.

Mr. Hsiao became the President, Principal Executive Officer and a member of our Board of Directors of the Company in June 2015. Due to Mr. Hsiao’s extensive experience in business development, operations management, and executive leadership, the Company believes he complements its management.

Ching-Chia Chuang, Principal Financial Officer, Secretary and Treasurer

Ching-Chia Chuang obtained a Bachelor of Arts degree in engineering and management from Yuan Ze University in 1993. From November 2011 to the present, Mr. Chuang has served as a consultant for the Manufacturer. There is a conflict of interest regarding Mr. Chuang’s role as consultant over the affairs of the Manufacturer and his position as Principal Financial Officer, Secretary and Treasurer for the Company. In his role as consultant to the Company, Mr. Chuang assists in the cultivation of business relationships in Asia. Additionally, Mr. Chuang assists in providing management and operation recommendations to the Company.

Mr. Chuang became the Principal Financial Officer, Secretary and Treasurer of the Company in June 2, 2017. Because Mr. Chuang has extensive background in business negotiations and knowledge in budget management, and played an integral role in the growth and expansion of enterprises, the Company believes he complements its management.

Yu-Chih Hsiao, a member of our Board of Directors

From January 2001 to December 2008, Yu-Chih Hsiao was the owner and engineer for Shengtai Engineering Ltd., a company located in Taiwan. Shengtai Engineering Ltd. was engaged in the business of providing electrical and plumbing maintenance and repairs to households. From January 2009 to the present, Mr. Hsiao has been the factory manager of the Manufacturer. Mr. Hsiao’s duties as the factory manager include overseeing the operations of the factory, quality control of products and the calculation of lead time for inventory. Mr. Yu-Chih Hsiao graduated from Bi Hua High School in New Taipei City, Taiwan.

Mr. Hsiao became a member of our Board of Directors in June 2015. Due to Mr. Hsiao’s extensive experience in the fertilizer industry and operation management, the Company believes he complements its management.

Min-Tsung Hsiao, a member of our Board of Directors

From January 2005 to the present, Min-Tsung Hsiao has been the owner and engineer of Haoyi Engineering Ltd. located in Taiwan. Haoyi Engineering Ltd. is engaged in the business of providing electrical and plumbing maintenance and repairs to households. From January 2010, Mr. Hsiao was the president and director of Miaotien Biotechnology Ltd., a Taiwanese corporation, which is a distributor in Taiwan of the Nano fertilizer products of the Manufacturer. As of the date of this annual report, Miaotien Biotechnology Ltd. had ceased all of its operations.

Mr. Hsiao became a member of our Board of Directors in June 2015. Due to Mr. Hsiao’s extensive experience in the Nano fertilizer industry and marketing and selling such Nano fertilizer products, the Company believes Mr. Hsiao complements its management.

Mr. Hsiao devotes approximately 10 hours per week to the affairs of the Company.

Siu Wan Claire Hong, a member of our Board of Directors

Siu Wan Claire Hong received a marketing, sales and public relations degree from Guangzhou University in 2001, and received a second marketing, sales and public relations degree from Guangdong Zhongshan University in 2004. From January 2004 to December 2005, Ms. Hong was a general manager for Cape Western North in North Sea City in Guangxi Province, in China. Cape Western North was engaged in the business of real estate development. Ms. Hong’s duties at Cape Western North included overseeing the general affairs of the Company, developing new clients and maintaining client relationships. From January 2010 to June 2015, Ms. Hong was the chief executive officer of Investment Groups Sci- Technology H.K. in Hong Kong, a company engaged in the business of investment banking. From January 2009 to the present, Ms. Hong has been the chief executive officer of Ican Capital Inc. in Hong Kong, which is in the business of investment banking and financial planning.

Ms. Hong became a member of our Board of Directors in June 2015. Due to Ms. Hong’s extensive experience in business development and financial management, the Company believes she complements its management.

Chih-Yuan Hsiao, our president and a member of our board of directors, Yu-Chih Hsiao, a member of our board of directors and Min-Tsung Hsiao, a member of our board of directors are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao. Except disclosed above, there is no family relationship among the officers and directors of the Company.

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

No Compensation to Directors.

No director has received any compensation, in cash or of other kind, for serving as a director, and we currently do not plan to pay any cash or other compensation to any person for serving as a director. Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director.

Code of Ethics; Financial Expert

We do not have a Code of Ethics. We do not have a financial expert on our Board of Directors.

Committees of the Board of Directors

The Board of Directors plans to establish an audit committee and a compensation committee at such time as it has sufficient members and resources. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate our system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for our officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members and resources to establish those committees.

Potential Conflicts of Interest

As we do not have an audit committee or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest, in that our directors and officers have the authority and discretion to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors as of the date of this annual report.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Chih-Yuan Hsiao, our president and a member of our board of directors, Yu-Chih Hsiao, a member of our board of directors and Min-Tsung Hsiao, a member of our board of directors are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao. Except disclosed above, there is no family relationship among the officers and directors of the Company.

Directors Independence

Our Board of Directors is, currently, comprised of four members, three of whom do not qualify as and one of whom does as independent directors in accordance with the requirements of the OTC Markets Group, Inc.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his or her respective successor is elected and qualified, or until he or she resigns or is removed from the office in accordance with the applicable provisions of Nevada law. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their resignation.

Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current Board performs the functions as our audit committee. The majority of our current directors are not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Currently, our officers and directors receive no compensation for their services. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payments of salaries to officers and directors, but currently, no such compensation has been approved. As of December 31, 2018, we did not have any benefits, such as health or life insurance, available to our officers and directors.

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Principal Executive Officer and Director(1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ching-Chia Chuang,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer, Secretary and Treasurer(2)	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Ya-Ju Chang,	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Principal Financial Officer, Secretary and Treasurer(3)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(3)	There was no employment contract between Ya-Ju Chang and the Company. Ya-Ju Chang resigned as principal financial officer, secretary and treasurer on June 2, 2017.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

We did not adopt any Equity Incentive Plan as of December 31, 2018.

Grants of Plan-Based Awards

Not applicable.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Options Exercise Prices($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
-	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

No options were awarded by the Company as of December 31, 2018.

Compensation of Directors

Our directors did not receive compensation for services as a director during the fiscal years of 2017 and 2018. Our directors are entitled to any reimbursement for travel or other expenses incurred in connection with attending meetings of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of June 3, 2019, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of the date of the respective table. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of June 3, 2019.

Unless otherwise noted, the business address of each beneficial owner listed is 341, Sec. 2, Wanshou Road, 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China). Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of the Common Stock Issued and Outstanding
Chih-Yuan Hsiao, President and Director	52,348,003	52.35%
Ching-Chia Chuang, Principal Financial Officer, Secretary and Treasurer	750,000	*
Min-Tsung Hsiao, Director	4,162,500	4.16%
Yu-Chih Hsiao, Director	3,362,500	3.36%
Siu Wan Claire Hong	0	-
All officers and directors as a group (Five (5) persons)	60,623,003	60.62%
Yung-Sheng Hsiao	7,514,170	7.51%

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of June 3, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As set forth above, on February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no particular notice required to be given by Mr. Hsiao regarding that demand. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of April 3, 2019, we owed Mr. Hsiao approximately $215,000 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has received advances from its officers and shareholders, including Mr. Chih-Yuan Hsiao and Mr. Yu-Chih Hsiao, for working capital purposes. As of December 31, 2018 and 2017, there were $183,794 and $94,201 advances outstanding, respectively. The officer and shareholder of the Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$26,000	$26,000
Audit-Related Fees	-	-
Tax Fees	1,000	1,000
All Other Fees (Bookkeeping)	-	-
Total	$27,000	$27,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2018, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Correction to Articles of Incorporation (2)
3.3	Bylaws (3)
10.1	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015 (4)
10.2**	Summary Translation of the Office Lease Agreement
10.3	Funding Commitment of Chih-Yuan Hsiao dated February 9, 2017 (5)
31.1**	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

____________

(1)    Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on March 11, 2016.

(2)    Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on March 11, 2016.

(3)    Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on March 11, 2016.

(4)    Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on March 11, 2016.

(5)    Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K filed on April 3, 2018.

** Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: June 14, 2019	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive officer and Director

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: June 14, 2019	By:	/s/ Ching-Chia Chuang
Ching-Chia Chuang
Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	June 14, 2019
Chih-Yuan Hsiao, Principal Executive Officer and Director

/s/ Ching-Chia Chuang	June 14, 2019
Ching-Chia Chuang, Principal Financial Officer

/s/ Yu-Chih Hsiao	June 14, 2019
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	June 14, 2019
Min-Tsung Hsiao, Director

June 14, 2019
Siu Wan Claire Hong, Director

