Form 10-Q
period 2019-03-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2019-07-17
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

___________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of July 8, 2019 is 100,000,000.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,197	$1,197
Prepaid expenses	62	922
Total current assets	1,259	2,119

Total Assets	$1,259	$2,119

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$15,812	$15,086
Due to related parties	202,815	183,794
Total current liabilities	218,627	198,880

Total Liabilities	218,627	198,880

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(477,368)	(456,761)
Total stockholders' deficit	(217,368)	(196,761)

Total Liabilities and Stockholders' Deficit	$1,259	$2,119

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net revenue	$-	$-
General and administrative expenses	20,607	29,946
Loss from operations	(20,607)	(29,946)
Loss before income taxes	(20,607)	(29,946)
Provision for income taxes	-	-
Net loss	$(20,607)	$(29,946)
Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash Flows from Operating Activities
Net loss	$(20,607)	$(29,946)
Changes in assets and liabilities:
Decrease in prepaid expenses	860	-
Increase in accrued expenses	726	14,224
Increase in due to related parties	19,021	15,722
Net cash provided by (used in) operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and Cash Equivalents
Beginning	1,197	1,193
Ending	$1,197	$1,193

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss for period	-	-	-	(20,607)	(20,607)
Balance at March 31, 2019	100,000,000	$10,000	$250,000	$(477,368)	$(217,368)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)
Net loss for period	-	-	-	(29,946)	(29,946)
Balance at March 31, 2018	100,000,000	$10,000	$250,000	$(394,185)	$(134,185)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited financial statements, footnote disclosures, and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Organization

Lazuriton Nano Biotechnology (U.S.A.) Inc., a company in the developmental stage (the “Company”), was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $20,607 and $29,946 for the three months ended March 31, 2019 and 2018, respectively, and had accumulated deficits of $477,368 and $456,761 as of March 31, 2019 and December 31, 2018, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time, however. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net loss per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2019 and December 31, 2018, respectively.

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

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued and their potential effects on its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Accrued professional fees	$15,512	$12,836
Accrued transfer agent fees	300	2,250
Total	$15,812	$15,086

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of March 31, 2019 and December 31, 2018, there were $202,815 and $183,794 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of March 31, 2019, the Company had net operating loss carryforwards of approximately $477,368 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the three months ended March 31, 2019 and 2018, respectively:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Federal income tax benefit attributable to:
Current Operations	$4,327	$6,289
Less: valuation allowance	(4,327)	(6,289)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Deferred tax asset attributable to:	(Unaudited)
Net operating loss carryover	$100,247	$95,920
Less: valuation allowance	(100,247)	(95,920)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Statutory federal tax benefit	(21)%	(21)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the three months ended March 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward- looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended December 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

We did not generate any revenue for the three months ended March 31, 2019 and 2018. We have had limited business operations since incorporation.

General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $20,607 for the three months ended March 31, 2019, as compared to $29,946 for the three months ended March 31, 2018, which represents a decrease of $9,339, or 31%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Our net loss was $20,607 for the three months ended March 31, 2019, as compared to $29,946 for the three months ended March 31, 2018, which represents a decrease of $9,339, or 31%. The decrease was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,197 at March 31, 2019 and December 31, 2018. Our total current assets were $1,259 at March 31, 2019, as compared to $2,119 at December 31, 2018. Our total current liabilities were $218,627 at March 31, 2019, as compared to $198,880 at December 31, 2018.

We had working capital deficit of $217,368 at March 31, 2019, compared to working capital deficit of $196,761 at December 31, 2018. The increase in working capital deficit was mainly due to the increase in due to related parties.

We had no net cash flow from operating activities, investing activities, or financing activities during the three months ended March 31, 2019 and 2018.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of March 31, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partially on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibit Number	Description

31.1 *	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

32.2 *	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: July 17, 2019	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

