Form 10-Q
period 2019-06-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2019-08-26
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding, as of August 16, 2019 is 100,000,000.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,347	$1,197
Prepaid expenses	-	922
Total Current Assets	1,347	2,119

Total Assets	$1,347	$2,119

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$19,554	$15,086
Due to related parties	213,634	183,794
Total Current Liabilities	233,188	198,880

Total Liabilities	233,188	198,880

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficits	(491,841)	(456,761)
Total Stockholders' Deficit	(231,841)	(196,761)

Total Liabilities and Stockholders' Deficit	$1,347	$2,119

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net revenue	$-	$-	$-	$-

General and administrative expenses	14,473	18,288	35,080	48,234

Loss from operations	(14,473)	(18,288)	(35,080)	(48,234)

Other income
Interest income	-	2	-	2
Total other income	-	2	-	2

Loss before income tax	(14,473)	(18,286)	(35,080)	(48,232)

Provision for income tax	-	-	-	-
Net loss	$(14,473)	$(18,286)	$(35,080)	$(48,232)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash Flows from Operating Activities
Net loss	$(35,080)	$(48,232)
Changes in assets and liabilities:
Decrease in prepaid expenses	922	-
Increase (decrease) in accrued expenses	4,468	(1,940)
Increase in due to related parties	29,840	50,174
Net cash provided by operating activities	150	2

Net increase in cash and cash equivalents	150	2

Cash and Cash Equivalents
Beginning	1,197	1,193
Ending	$1,347	$1,193

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss for period ended March 31, 2019	-	-	-	(20,607)	(20,607)
Balance at March 31, 2019	100,000,000	$10,000	$250,000	$(477,368)	$(217,368)
Net loss for the period ended June 30, 2019	-	-	-	(14,473)	(14,473)
Balance at June 30, 2019	100,000,000	$10,000	$250,000	$(491,841)	$(231,841)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)
Net loss for period ended March 31, 2018	-	-	-	(29,946)	(29,946)
Balance at March 31, 2018	100,000,000	$10,000	$250,000	$(394,185)	$(134,185)
Net loss for the period ended June 30, 2018	-	-	-	(18,286)	(18,286)
Balance at June 30, 2018	100,000,000	$10,000	$250,000	$(412,471)	$(152,471)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $35,080 and $48,232 for the six months ended June 30, 2019 and 2018, respectively, and had accumulated deficits of $491,841 and $456,761 as of June 30, 2019 and December 31, 2018, respectively, and it had no revenue from operations.

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

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2019 and December 31, 2018, respectively.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Accrued professional fees	$18,182	$12,836
Accrued edgar agent service fees	1,222	-
Accrued transfer agent fees	150	2,250
Total	$19,554	$15,086

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of June 30, 2019 and December 31, 2018, there were $213,634 and $183,794 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of June 30, 2019, the Company had net operating loss carryforwards of approximately $491,841 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the six months ended June 30, 2019 and 2018, respectively:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Federal income tax benefit attributable to:
Current Operations	$7,367	$10,129
Less: valuation allowance	(7,367)	(10,129)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Deferred tax asset attributable to:	(Unaudited)
Net operating loss carryover	$103,287	$95,920
Less: valuation allowance	(103,287)	(95,920)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Statutory federal tax benefit	(21)%	(21)%
Permanent items	-	-
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the six months ended June 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as believes, estimates, could, possibly, probably, anticipates, projects, expects, may, will, or should or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management s current expectations and are inherently uncertain. Our actual results may differ significantly from management s expectations.

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

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended December 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A going concern opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Net revenue: We did not generate any revenue for the three months ended June 30, 2019 and 2018. We have had limited business operations since our inception.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $14,473 for the three months ended June 30, 2019, as compared to $18,288 for the three months ended June 30, 2018, which represented a decrease of $3,815, or (21)%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Other income: Other income mainly consists of interest income. Other income was $0 for the three months ended June 30, 2019, as compared to $2 for the same period last year, representing a decrease of $2, or (100)%. The decrease was not considered a substantial change.

Net loss: Our net loss was $14,473 for the three months ended June 30, 2019, as compared to $18,286 for the three months ended June 30, 2018, which represented a decrease of $3,813, or (21)%. The decrease was a result of the decrease in general and administrative expenses.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net revenue: We did not generate any revenue for the six months ended June 30, 2019 and 2018. We have had limited business operations since our inception.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $35,080 for the six months ended June 30, 2019, as compared to $48,234 for the six months ended June 30, 2018, which represented a decrease of $13,154, or (27)%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Other income: Other income mainly consists of interest income. Other income was $0 for the six months ended June 30, 2019, as compared to $2 for the six months ended June 30, 2018, representing a decrease of $2, or (100)%. The decrease was not considered a substantial change.

Net loss: Our net loss was $35,080 for the six months ended June 30, 2019, as compared to $48,232 for the six months ended June 30, 2018, which represented a decrease of $13,152, or (27)%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,347 at June 30, 2019 and $1,197 at December 31, 2018. Our total current assets were $1,347 at June 30, 2019, as compared to $2,119 at December 31, 2018. Our total current liabilities were $233,188 at June 30, 2019, as compared to $198,880 at December 31, 2018.

We had negative working capital of $231,841 at June 30, 2019, compared to negative working capital of $196,761 at December 31, 2018. The increase in negative working capital was primarily due to the increase in due to related parties.

Net cash provided by operating activities was $150 during the six months ended June 30, 2019, compared to $2 during the six months ended June 30, 2018. The increase in the cash provided by operating activities was primarily due to the decreased net loss and due to related parties, partially offset by the increase in accrued expenses.

We had no net cash flow from investing activities and financing activities during the six months ended June 30, 2019 and 2018.

Net change in cash and cash equivalents was an increase of $150 during the six months ended June 30, 2019, compared to an increase of $2 during the six months ended June 30, 2018.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ( U.S. GAAP ) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company s critical accounting policies as the ones that are most important to the portrayal of the company s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in the Note 1 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Off-balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

None in the three months ended June 30, 2019.

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: August 26, 2019	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

