Form 10-Q
period 2019-09-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2020-07-23
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

The number of shares of registrant’s common stock outstanding, as of September 30, 2019 was 100,000,000.

  PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,347	$1,197
Prepaid expenses	-	922
Total current assets	1,347	2,119

Total Assets	$1,347	$2,119

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$17,145	$15,086
Due to related parties	233,288	183,794
Total current liabilities	250,433	198,880

Total liabilities	250,433	198,880

Stockholders' deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(509,086)	(456,761)
Total stockholders' deficit	(249,086)	(196,761)

Total Liabilities and Stockholders' Deficit	$1,347	$2,119

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net revenue	$-	$-	$-	$-

General and administrative expenses	17,245	22,904	52,325	71,138

Loss from operations	(17,245)	(22,904)	(52,325)	(71,138)

Other income
Interest income	-	-	-	2
Total other income	-	-	-	2

Loss before income tax	(17,245)	(22,904)	(52,325)	(71,136)

Provision for income tax	-	-	-	-
Net loss	$(17,245)	$(22,904)	$(52,325)	$(71,136)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash Flows from Operating Activities
Net loss	$(52,325)	$(71,136)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	922	(6,600)
Increase in accrued expenses	2,059	1,725
Increase in due to related parties	49,494	76,013
Net cash provided by operating activities	150	2

Net increase in cash and cash equivalents	150	2

Cash and Cash Equivalents
Beginning	1,197	1,193
Ending	$1,347	$1,195

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss for period ended March 31, 2019	-	-	-	(20,607)	(20,607)
Balance at March 31, 2019	100,000,000	10,000	250,000	(477,368)	(217,368)
Net loss for the period ended June 30, 2019	-	-	-	(14,473)	(14,473)
Balance at June 30, 2019	100,000,000	10,000	250,000	(491,841)	(231,841)
Net loss for the period ended September 30, 2019	-	-	-	(17,245)	(17,245)
Balance at September 30, 2019	100,000,000	$10,000	$250,000	$(509,086)	$(249,086)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)
Net loss for period ended March 31, 2018	-	-	-	(29,946)	(29,946)
Balance at March 31, 2018	100,000,000	10,000	250,000	(394,185)	(134,185)
Net loss for the period ended June 30, 2018	-	-	-	(18,286)	(18,286)
Balance at June 30, 2018	100,000,000	10,000	250,000	(412,471)	(152,471)
Net loss for the period ended September 30, 2018	-	-	-	(22,904)	(22,904)
Balance at September 30, 2018	100,000,000	$10,000	$250,000	$(435,375)	$(175,375)

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

 LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $52,325 and $71,136 for the nine months ended September 30, 2019 and 2018, respectively, and had accumulated deficits of $509,086 and $456,761 as of September 30, 2019 and December 31, 2018, respectively, and it had no revenue from operations.

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

Table of Content

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

Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of cash, prepaid expense, accrued expenses, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2019 and December 31, 2018, respectively.

Table of Content

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Accrued professional fees	$13,329	$12,836
Accrued edgar agent service fees	3,066	-
Accrued transfer agent fees	750	2,250
Total	$17,145	$15,086

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of September 30, 2019 and December 31, 2018, there were $233,288 and $183,794 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of September 30, 2019, the Company had net operating loss carryforwards of approximately $509,086 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Table of Content

The provision for federal income tax consists of the following for the nine months ended September 30, 2019 and 2018, respectively:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Federal income tax benefit attributable to:
Current Operations	$10,988	$14,939
Less: valuation allowance	(10,988)	(14,939)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Deferred tax asset attributable to:	(Unaudited)
Net operating loss carryover	$106,908	$95,920
Less: valuation allowance	(106,908)	(95,920)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Table of Content

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

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock holders would lose all of their investment.

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Net revenue: We did not generate any revenue for the three months ended September 30, 2019 and 2018. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal, accounting and other professional service fees. General and administrative expenses were $17,245 for the three months ended September 30, 2019, as compared to $22,904 for the three months ended September 30, 2018, which represented a decrease of $5,659, or 25%. The decrease in those expenses was primarily attributable to the decrease in accounting, legal and other professional fees.

Table of Content

Other income: We did not have any other income and expenses for the three months ended September 30, 2019 and 2018.

Net loss: Our net loss was $17,245 for the three months ended September 30, 2019, as compared to $22,904 for the three months ended September 30, 2018, which represented a decrease of $5,659, or 25%. The decrease was a result of the decrease in general and administrative expenses.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net revenue: We did not generate any revenue for the nine months ended September 30, 2019 and 2018. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of accounting, legal and other professional service fees. General and administrative expenses were $52,325 for the nine months ended September 30, 2019, as compared to $71,138 for the nine months ended September 30, 2018, which represented a decrease of $18,813, or 26%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and other professional fees.

Other income: Other income mainly consists of interest income. Other income was $0 for the nine months ended September 30, 2019, as compared to $2 for the nine months ended September 30, 2018, representing a decrease of $2, or 100%. The decrease was not considered a substantial change.

Net loss: Our net loss was $52,325 for the nine months ended September 30, 2019, as compared to $71,136 for the nine months ended September 30, 2018, which represented a decrease of $18,811, or 26%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,347 at September 30, 2019 and $1,197 at December 31, 2018. Our total current assets were $1,347 at September 30, 2019, as compared to $2,119 at December 31, 2018. Our total current liabilities were $250,433 at September 30, 2019, as compared to $198,880 at December 31, 2018.

We had negative working capital of $249,086 as of September 30, 2019, as compared to negative working capital of $196,761 at December 31, 2018. The increase in negative working capital was primarily due to the increase in due to related parties.

Net cash provided by operating activities was $150 during the nine months ended September 30, 2019, compared to $2 during the nine months ended September 30, 2018. The increase in the cash provided by operating activities was primarily due to the decreased net loss and the increased accrued expenses and due to related parties.

We had no net cash flow from investing activities and financing activities during the nine months ended September 30, 2019 and 2018.

Net change in cash and cash equivalents was an increase of $150 during the nine months ended September 30, 2019, compared to an increase of $2 during the nine months ended September 30, 2018.

Table of Content

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

Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of cash, prepaid expense, accrued expenses, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2019 and December 31, 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Table of Content

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2019 and December 31, 2018, respectively.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of September 30, 2019

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

Table of Content

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None in the three months ended September 30, 2019.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Content

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

32.2 *	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________

* Filed herewith

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: July 23, 2020	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

