Form 10-K
period 2019-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2021-07-22
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2019.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $892,159.

The number of shares of registrant’s common stock outstanding, as of December 31, 2019, was 100,000,000.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

PART I

Except where the context otherwise requires and for purposes of this annual report only:

•	the terms “we,” “us,” “our,” “issuer,” “the Company,” “our Company” refers to Lazuriton Nano Biotechnology (U.S.A.) Inc., a Nevada corporation;

•	the term “the Manufacturer” refers to Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation;

•	all references to “U.S. dollars”, “dollars”, and “$” are to the legal currency of the United States.

For the purposes of clarification, this annual report follows English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our president and member of our board of directors is “Chih-Yuan Hsiao,” even though, in Chinese, his name would be presented as “Hsiao Chih-Yuan”.

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have an accumulated deficit of $528,536, as of December 31, 2019.

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

Our fiscal year end is December 31.

As of the date of this annual report, we have not sold any Nano products (including fertilizer and food products), nor have we generated any revenue from our operations.

Business Overview

We anticipate that we will receive revenues from the sale of the Nano fertilizer products, which are manufactured in Taiwan. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households.

Since the date of inception (June 2, 2015), our activities have been primarily developmental, e.g., formation of the Company, development of our business plan, negotiation of the marketing and distribution agreement (the “Marketing Agreement”) with the Manufacturer (as defined below) and research regarding marketing and distribution methods and strategies; we have yet to commence planned operations to any significant measure.

Our current management is comprised of Chih-Yuan Hsiao, our president, principal executive officer, and a member of our board of directors; Ching-Chia Chuang, our secretary, principal financial officer, treasurer and a member of the board; Yu-Chih Hsiao, a member of our board of directors, and Min-Tsung Hsiao, a member of our board of directors. Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao.

Our officers and directors held approximately 60.62% of the Company’s issued and outstanding shares of common stock as of December 31, 2019. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there is a conflict of interest between the Manufacturer and us. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer. As of the date of this annual report, the Company did not have Director & Officer liability insurance.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During 2019, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products. We are in the process of establishing retail relationships with various distributors and retailers in Asia.

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

We intend to hire employees at such time as we determine appropriate. We cannot provide any assurance or guarantee on the date on which we will hire employees.

Marketing and Distribution Agreement

Effective December 1, 2015, we entered into the Marketing Agreement with the Manufacturer, whereby the Manufacturer authorizes the Company to market, sell and distribute those Nano fertilizer products manufactured by the Manufacturer. The Marketing Agreement grants the Company a non-exclusive right to market, sell and distribute the Nano fertilizer products in Asia, with the exception of Taiwan. The Marketing Agreement is effective as of December 1, 2015, and continues for one year thereafter and is renewed automatically for periods of one year each, unless one party gives notice to the other party at least 30 days prior to the expiration of the said agreement of its intention not to renew. As of the date of June 30, 2021, no party to this Marketing Agreement gave notice to terminate this agreement and the terms of this Marketing Agreement were effective. The Company is making efforts to distribute Nano fertilizer and food products in Taiwan, mainland China and Japan.

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

Revenues

We anticipate that we may receive revenue from the sale of the Nano fertilizer products. The Nano fertilizer products will be primarily sold through resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households. The cost of each Nano fertilizer product may vary, depending on a number of factors, including the (i) amount of the Nano fertilizer product that is being purchased; (ii) cost of raw materials; (iii) volume of products that were generated within the same time period; (iv) the use of the fertilizers; and (v) depreciation of the machines and equipment.

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

Patents, Trademarks and Licenses

Presently, the Company does not own any patents or trademarks. The following table lists the trademarks that the Manufacturer, an affiliate of the Company has registered. The fertilizer products we intend to distribute and sell will bear those marks.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate property. Mr. Chih-Yuan Hsiao, our president and chairman of the Board, entered into a lease that allowed the Company to operate at the address of 341 Wanchou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China). The monthly rent is 40,000 NTD (approximately $1,267 U.S. dollars), excluding the electricity, gas and water expenses. The lease for such office space will end on May 31, 2020. Upon expiration of our lease, we extended the lease on a monthly basis and planned to move the office to a new location.

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

There were 148 holders of record of our common stock as of December 31, 2019.

We paid no dividends on our common stock during the fiscal year of 2019. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors subject to our business and financial conditions, applicable Nevada laws and federal laws and other factors.

Recent Transactions Involving Unregistered Securities

None.

Common Stock

As of December 31, 2019, the outstanding number of shares of our common stock was 100,000,000. All our outstanding common shares are validly issued, fully paid and non-assessable.

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

Preferred Stock

As of the date of this annual report, we have no preferred stock authorized.

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

We paid no dividends on our common stock in the fiscal year of 2019. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Debt Securities

As of December 31, 2019, we owed Mr. Hsiao approximately $233,288 pursuant to that Funding Commitment (as defined below) which was disclosed in the Company’s annual report on Form 10-K filed on April 3, 2018. The Funding Commitment was valid and outstanding as of the date of this annual report on Form 10-K.

Except as disclosed above, we have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending..

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $528,536 as of December 31, 2019. As of December 31, 2019, the Company had not generated revenue, as the business operations had focused on developing our business plan and market research. This raises substantial doubt about the Company’s ability to continue as a going concern. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Overview

The following information should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The following information specifies forward looking statements that anticipate our business plan, estimates and beliefs. Our actual results could differ materially from those contemplated in those forward looking statements.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015 and our operations are based in Taiwan. Since inception, we did not generate any revenues or net income as of December 31, 2019.

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

For the period ended December 31, 2019, the Company had limited operations. As of December 31, 2019, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities and/or loans by Chih-Yuan Hsiao, its president and a member of its board of directors. On February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no notice to demand the repayment of the loans provided by Mr. Hsiao nor any notice to terminate the Funding Commitment. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of December 31, 2019, we owed Mr. Hsiao approximately $233,288 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company had incurred an accumulated deficit of $528,536 as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

Net revenue: We did not generate any revenue for the years ended December 31, 2019 and 2018. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $71,775 for the year ended December 31, 2019, as compared to $92,526 for the year ended December 31, 2018, which represented a decrease of $20,751, or 22%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Other income: Other income mainly consists of interest income. Other income was $0 for the year ended December 31, 2019, as compared to $4 for the year ended December 31, 2018, representing a decrease of $4, or 100%. The decrease was not considered a substantial change.

Net loss: Our net loss was $71,775 for the year ended December 31, 2019, as compared to $92,522 for the year ended December 31, 2018, which represented a decrease of $20,747, or 22%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,347 at December 31, 2019 and $1,197 at December 31, 2018. Our total current assets were $1,347 at December 31, 2019, as compared to $2,119 at December 31, 2018. Our total current liabilities were $269,883 at December 31, 2019, as compared to $198,880 at December 31, 2018.

We had negative working capital of $268,536 at December 31, 2019, compared to negative working capital of $196,761 at December 31, 2018. The increase in negative working capital was primarily due to the increase in due to related parties.

Net cash provided by operating activities was $150 during the year ended December 31, 2019, compared to $4 during the year ended December 31, 2018. The increase in the cash provided by operating activities was primarily due to the decreased net loss and increase in accrued expenses, partially offset by the decrease in due to related parties.

We had no net cash flow from investing or financing activities during the years ended December 31, 2019 and 2018.

Net change in cash and cash equivalents was an increase of $150 during the year ended December 31, 2019, compared to an increase of $4 during the year ended December 31, 2018.

Total capital expenditures were $0 during the years ended December 31, 2019 and 2018.

During the twelve (12) months from January 1, 2021 to December 31, 2021, we anticipate capital expenditures to be approximately $100,000 to $120,000, with the majority of the capital expenditures planned for professional services and seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer and food products.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Years Ended

December 31, 2019 and 2018

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lazuriton Nano Biotechnology (U.S.A.) Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the generally accepted accounting principles in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Diamond Bar, California

July 13, 2021

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC

BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$1,347	$1,197
Prepaid expenses	-	922
Total current assets	1,347	2,119

Total Assets	$1,347	$2,119

Liabilities and Stockholders’ Deficit

Current liabilities
Accrued expenses	$36,595	$15,086
Due to related parties	233,288	183,794
Total current liabilities	269,883	198,880

Total Liabilities	269,883	198,880

Stockholders' deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(528,536)	(456,761)
Total stockholders' deficit	(268,536)	(196,761)

Total Liabilities and Stockholders' Deficit	$1,347	$2,119

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Net revenue	$-	$-

General and administrative expenses	71,775	92,526

Loss from operations	(71,775)	(92,526)

Other income
Interest income	-	4
Total other income	-	4

Loss before income taxes	(71,775)	(92,522)

Provision for income taxes	-	-
Net loss	$(71,775)	$(92,522)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(71,775)	$(92,522)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	922	(922)
Increase in accrued expenses	21,509	3,855
Increase in due to related parties	49,494	89,593
Net cash provided by operating activities	150	4

Net increase in cash and cash equivalents	150	4

Cash and Cash Equivalents
Beginning	1,197	1,193
Ending	$1,347	$1,197

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	100,000,000	$10,000	$250,000	$(364,239)	$(104,239)
Net loss	-	-	-	(92,522)	(92,522)
Balance at December 31, 2018	100,000,000	10,000	250,000	(456,761)	(196,761)
Net loss	-	-	-	(71,775)	(71,775)
Balance at December 31, 2019	100,000,000	$10,000	$250,000	$(528,536)	$(268,536)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Lazuriton Nano Biotechnology (U.S.A.) Inc. (the “Company”), a company in the developmental stage, was incorporated on June 2, 2015 in the State of Nevada. The Company has conducted limited business operations and had no revenues from operations since its inception. The Company’s business plan is to market and distribute Nano fertilizers products.

The Company’s year-end is December 31.

NOTE 2. GOING CONCERN

These financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $71,775 and $92,522 for the years ended December 31, 2019 and 2018, respectively, and had accumulated deficit of $528,536 and $456,761 as of December 31, 2019 and 2018, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time, however. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of its business development activities, which could harm its business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying financial statements.

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

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2019 and 2018, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accrued professional fees	$32,329	$12,836
Accrued edgar agent service fees	3,066	-
Accrued transfer agent fees	1,200	2,250
Total	$36,595	$15,086

NOTE 5. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of December 31, 2019 and 2018, there were $233,288 and $183,794 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 6. INCOME TAXES

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $528,536 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended
	December 31, 2019	December 31, 2018
Federal income tax benefit attributable to:
Current operations	$15,073	$19,430
Less: valuation allowance	(15,073)	(19,430)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$110,993	$95,920
Less: valuation allowance	(110,993)	(95,920)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Years Ended
	December 31, 2019	December 31, 2018
Statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the years ended December 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 7. SUBSEQUENT EVENT

On March 12, 2020, the Company formed a wholly owned subsidiary, Lazuriton Co., Ltd., a foreign corporation in Taiwan for the operations in Taiwan. In May, 2021, the subsidiary was terminated by the local government due to inactivity.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and limited staff, our disclosure controls were not effective as of December 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

The names and ages of our directors and executive officers are set forth below:

Directors and Executive Officers of the Company

Name	Age	Position
Chih-Yuan Hsiao	52	President, Principal Executive Officer and a member of the Board of Directors(1)
Ching-Chia Chuang	51	Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors(2)
Yu-Chih Hsiao	50	a member of the Board of Directors(3)
Min-Tsung Hsiao	48	a member of the Board of Directors(4)

___________

(1) Chih-Yuan Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation.

(2) Ching-Chia Chuang will serve the Board until the next annual shareholder meeting or his earlier resignation.

(3) Yu-Chih Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation.

(4) Min-Tsung Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation .

January 30 of each year is specified in the Company’s Bylaws for the annual meeting of the Company’s shareholders. We did not hold the shareholder meeting on January 30, 2020 and do not plan to have regular annual shareholder meetings.

Backgrounds of Executive Officers and Directors

The following information sets forth the background and business experience of our directors and executive officers.

Chih-Yuan Hsiao, President, Principal Executive Officer and a member of our Board of Directors

Chih-Yuan Hsiao received his Associate Bachelor Degree in International Business from Lan Yang Institute of Technology in Taiwan in 1992. From January 2004 to December 2008, Mr. Hsiao was the president of Lazuriton Art and Culture Co., Ltd., a business engaged in marketing and selling artwork carving products. From January 2009 to the present, Mr. Hsiao has been the president and a member of the board of directors of Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation, or the “Manufacturer”, which manufactures Nano fertilizer products that we will market and distribute. There is a conflict of interest regarding Mr. Hsiao’s role as president and board member of the Manufacturer and his position as President, Principal Executive officer and member of the Board of Directors for the Company. As the president of the Company, Mr. Hsiao manages all operational activities of the Company, including the purchases and sales of the Nano Fertilizer Products.

Mr. Hsiao became the President, Principal Executive Officer and a member of our Board of Directors of the Company in June 2015. Due to Mr. Hsiao’s extensive experience in business development, operations management, and executive leadership, the Company believes he complements its management.

Mr. Hsiao works full time attending to the affairs of the Company.

Ching-Chia Chuang, Principal Financial Officer, Secretary, Treasurer and Director

Ching-Chia Chuang obtained a Bachelor of Arts degree in engineering and management from Yuan Ze University in 1993. From November 2011 to the present, Mr. Chuang has served as a consultant for the Manufacturer. There is a conflict of interest regarding Mr. Chuang’s role as consultant over the affairs of the Manufacturer and his position as Principal Financial Officer, Secretary and Treasurer for the Company. As a consultant to the Manufacturer, Mr. Chuang assists in the cultivation of business relationships in Asia. Additionally, Mr. Chuang assists in providing management and operation recommendations to the Company. Mr. Ching-Chia Chuang was elected to the Board by the Company’s shareholders on June 24, 2019.

Mr. Chuang became the Principal Financial Officer, Secretary and Treasurer of the Company in June 2, 2017. Because Mr. Chuang has extensive background in business negotiations and knowledge in budget management, and played an integral role in the growth and expansion of enterprises, the Company believes he complements its management.

Mr. Chuang devotes approximately 20 hours per month to the affairs of the Company.

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

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date of this report due to the Company’s size and lack of employees. We intend to adopt a Code of Ethics in the future. When we do so, we will disclose it in a current report on Form 8-K.

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

Chih-Yuan Hsiao, our president and a member of our board of directors, Yu-Chih Hsiao, a member of our board of directors and Min-Tsung Hsiao, a member of our board of directors are brothers. Ching-Chia Chuang is a cousin of Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao. Except disclosed above, there is no any other family relationship among the officers and directors of the Company.

There is a potential conflict of interest regarding Mr. Chih-Yuan Hsiao regarding his role as president and member of our board of directors of the Manufacturer and his position as President, Principal Executive Officer and member of the Board of Directors for the Company. In addition, there is a potential conflict of interest regarding Mr. Ching-Chia Chuang’s role as consultant over the affairs of the Manufacturer and his position as Principal Financial Officer, Secretary and Treasurer for the Company.

Directors Independence

Our Board of Directors is, currently, comprised of four members, none of whom qualifies as an independent director as defined by the OTC Markets Group for the OTCQB and OTCQX.

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

Audit Committee Financial Expert

We do not have an Audit Committee Financial Expert due to our size, limited revenues and the fact that none of our securities currently trade on any exchange or other trading medium. The majority of our current directors are not independent. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee. Our current Board performs the function of our Audit Committee. At the present time, we believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Currently, our officers and directors receive no compensation for their services. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payments of salaries to officers and directors, but currently, no such compensation has been approved. As of December 31, 2019, we did not have any benefits, such as health or life insurance, available to our officers and directors.

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Principal Executive Officer and Director(1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ching-Chia Chuang,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer, Secretary and Treasurer(2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Stock Option Plan

We did not adopt any Equity Incentive Plan as of December 31, 2019.

Grants of Plan-Based Awards

Not applicable.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2019:

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

Option Exercises and Stock Vested

No options were awarded by the Company as of December 31, 2019.

Compensation of Directors

Our directors did not receive compensation for services as a director during the fiscal year of 2019. Our directors are entitled to any reimbursement for travel or other expenses incurred in connection with attending meetings of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2019, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of the date of the respective table. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of December 31, 2019.

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

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of December 31, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As set forth above, on February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no particular notice required to be given by Mr. Hsiao regarding that demand. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of December 31, 2019, we owed Mr. Hsiao approximately $233,288 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$26,000	$26,000
Audit-Related Fees	-	-
Tax Fees	1,000	1,000
Total	$27,000	$27,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2019, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Correction to Articles of Incorporation (2)
3.3	Bylaws (3)
10.1	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015 (4)
10.2	Funding Commitment of Chih-Yuan Hsiao dated February 9, 2017 (5)
31.1*	Certification of Principal Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
101 .INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

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

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: July 22, 2021	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive officer and Director

Dated: July 22, 2021	By:	/s/ Ching-Chia Chuang
Ching-Chia Chuang
Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	July 22, 2021
Chih-Yuan Hsiao, Principal Executive Officer and Director

/s/ Ching-Chia Chuang	July 22, 2021
Ching-Chia Chuang, Principal Financial Officer

/s/ Yu-Chih Hsiao	July 22, 2021
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	July 22, 2021
Min-Tsung Hsiao, Director

