Form 10-Q
period 2020-03-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2021-08-05
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

The number of shares of registrant’s common stock outstanding, as of March 31, 2020 was 100,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,347	$1,347
Total current assets	1,347	1,347

Total Assets	$1,347	$1,347

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$48,045	$36,595
Due to related parties	233,288	233,288
Total current liabilities	281,333	269,883

Total Liabilities	281,333	269,883

Stockholders' Deficit
Common stock, $0.0001par value; 750,000,000shares authorized,100,000,000shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(539,986)	(528,536)
Total stockholders' deficit	(279,986)	(268,536)

Total Liabilities and Stockholders' Deficit	$1,347	$1,347

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Net revenue	$-	$-

General and administrative expenses	11,450	20,607

Loss from operations	(11,450)	(20,607)

Loss before income taxes	(11,450)	(20,607)

Provision for income taxes	-	-
Net loss	$(11,450)	$(20,607)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(11,450)	$(20,607)
Changes in assets and liabilities:
Decrease in prepaid expenses	-	860
Increase in accrued expenses	11,450	726
Increase in due to related parties	-	19,021
Net cash provided by operating activities	-	-

Net increase in cash and cash equivalents	-	-

Cash and Cash Equivalents
Beginning	1,347	1,197
Ending	$1,347	$1,197

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	100,000,000	$10,000	$250,000	$(528,536)	$(268,536)
Net loss	-	-	-	(11,450)	(11,450)
Balance at March 31, 2020	100,000,000	$10,000	$250,000	$(539,986)	$(279,986)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss	-	-	-	(20,607)	(20,607)
Balance at March 31, 2019	100,000,000	$10,000	$250,000	$(477,368)	$(217,368)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 9, 2020, Lazuriton Co., Ltd, a wholly-owned subsidiary was established in the Republic of China, Taiwan. The subsidiary was established for business operation in Taiwan.

Going Concern

These consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net loss of $11,450 and $20,607 for the three months ended March 31, 2020 and 2019, respectively, and had accumulated deficit of $539,986 and $528,536 as of March 31, 2020 and December 31, 2019, respectively, and it had no revenue from operations.

The Company faces all the risks common to companies at development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time, however. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of its business development activities, which could harm its business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Transactions

The reporting and functional currency of the parent company is the USD. The functional currency of Lazuriton Co., Ltd, a wholly owned subsidiary of the Company, is the New Taiwanese Dollar (“TWD”).

For financial reporting purposes, the financial statements of the Company’s Taiwan subsidiary, which are prepared using the TWD, are translated into the Company’s reporting currency, USD. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction gain (loss), is included in the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2020 and December 31, 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2020 and December 31, 2019, respectively.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accrued professional fees	$43,329	$32,329
Accrued edgar agent service fees	3,066	3,066
Accrued transfer agent fees	1,650	1,200
Total	$48,045	$36,595

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of March 31, 2020 and December 31, 2019, there were $233,288 and $233,288 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of March 31, 2020, the Company had net operating loss carryforwards of approximately $539,986 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31,
	2020	2019
Federal income tax benefit attributable to:
Current Operations	$2,405	$4,327
Less: valuation allowance	(2,405)	(4,327)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$113,397	$110,993
Less: valuation allowance	(113,397)	(110,993)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Three Months Ended March 31,
	2020	2019
Statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the three months ended March 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

The Company’s wholly owned subsidiary, Lazuriton Co., Ltd., was terminated by the local government due to inactivity in May 2021.

Management has evaluated subsequent events through the date which the consolidated financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

We have indicated on our financial statements for the three months ended March 31, 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Net revenue: We did not generate any revenue for the three months ended March 31, 2020 and 2019. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $11,450 for the three months ended March 31, 2020, as compared to $20,607 for the three months ended March 31, 2019, which represented a decrease of $9,157, or 44%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Net loss: Our net loss was $11,450 for the three months ended March 31, 2020, as compared to $20,607 for the three months ended March 31, 2019, which represented a decrease of $9,157, or 44%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,347 at March 31, 2020 and $1,347 at December 31, 2019. Our total current assets were $1,347 at March 31, 2020, as compared to $1,347 at December 31, 2019. Our total current liabilities were $281,333 at March 31, 2020, as compared to $269,883 at December 31, 2019.

We had negative working capital of $279,986 at March 31, 2020, compared to negative working capital of $268,536 at December 31, 2019. The increase in negative working capital was primarily due to the increase in accrued expenses.

Net cash from operating activities was $0 for three months ended March 31, 2020 and 2019. The net losses from both periods were offset with changes in assets and liabilities.

We had no net cash flow from investing activities and financing activities during the three months ended March 31, 2020 and 2019.

We had no net change in cash and cash equivalent for the three months ended March 31, 2020 and 2019.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of March 31, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

None in the three months ended March 31, 2020.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report, pursuant to Item 601 of Regulation S-K. All exhibits are attached hereto unless otherwise noted.

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

32.2 **	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: August 4, 2021	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

