Form 10-Q
period 2020-09-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2021-09-14
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

__________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
	(Do not check if a smaller reporting company)	Emerging growth company	☒

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

The number of shares of registrant’s common stock outstanding, as of September 30, 2020 was 100,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,348	$1,347
Total current assets	1,348	1,347

Total Assets	$1,348	$1,347

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$58,747	$36,595
Due to related parties	243,428	233,288
Total current liabilities	302,175	269,883

Total Liabilities	302,175	269,883

Stockholders' Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(560,827)	(528,536)
Total stockholders' deficit	(300,827)	(268,536)

Total Liabilities and Stockholders' Deficit	$1,348	$1,347

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenue	$-	$-	$-	$-

General and administrative expenses	10,818	17,245	32,292	52,325

Loss from operations	(10,818)	(17,245)	(32,292)	(52,325)

Other income
Interest income	-	-	1	-
Total other income	-	-	1	-

Loss before income taxes	(10,818)	(17,245)	(32,291)	(52,325)

Provision for income taxes	-	-	-	-
Net loss	$(10,818)	$(17,245)	$(32,291)	$(52,325)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(32,291)	$(52,325)
Changes in assets and liabilities:
Decrease in prepaid expense	-	922
Increase in accrued expenses	22,152	2,059
Increase in due to related parties	10,140	49,494
Net cash provided by operating activities	1	150

Net increase in cash and cash equivalents	1	150

Cash and Cash Equivalents
Beginning	1,347	1,197
Ending	$1,348	$1,347

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	100,000,000	$10,000	$250,000	$(528,536)	$(268,536)
Net loss	-	-	-	(11,450)	(11,450)
Balance at March 31, 2020	100,000,000	10,000	250,000	(539,986)	(279,986)
Net loss	-	-	-	(10,023)	(10,023)
Balance at June 30, 2020	100,000,000	10,000	250,000	(550,009)	(290,009)
Net loss	-	-	-	(10,818)	(10,818)
Balance at September 30, 2020	100,000,000	$10,000	$250,000	$(560,827)	$(300,827)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss	-	-	-	(20,607)	(20,607)
Balance at March 31, 2019	100,000,000	10,000	250,000	(477,368)	(217,368)
Net loss	-	-	-	(14,473)	(14,473)
Balance at June 30, 2019	100,000,000	10,000	250,000	(491,841)	(231,841)
Net loss	-	-	-	(17,245)	(17,245)
Balance at September 30, 2019	100,000,000	$10,000	$250,000	$(509,086)	$(249,086)

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

Going Concern

These condensed consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred net loss $32,291 for the nine months ended September 30, 2020 and net loss of $52,325 for the nine months ended September 30, 2019, and had accumulated deficit of $560,827 and $528,536 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time, however. If the Company is unable to obtain additional financing, it may be required to reduce the scope of its business development activities, which could harm its business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2020 and December 31, 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2020 and December 31, 2019.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities by using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued and their potential effects on its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued professional fees	$55,329	$32,329
Accrued edgar agent service fees	868	3,066
Accrued transfer agent fees	2,550	1,200
Total	$58,747	$36,595

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of September 30, 2020 and December 31, 2019, there were $243,428 and $233,288 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

As of September 30, 2020, the Company had net operating loss carryforwards of approximately $560,827 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the nine months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended September 30,
	2020	2019
Federal income tax benefit attributable to:
Current Operations	$6,781	$10,988
Less: valuation allowance	(6,781)	(10,988)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$117,774	$110,993
Less: valuation allowance	(117,774)	(110,993)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Nine Months Ended September 30,
	2020	2019
Statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Provision for income taxes	-%	-%

For the nine months ended September 30, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

In May 2021, the Company’s wholly owned subsidiary, Lazuriton Co., Ltd., was terminated by the local government due to inactivity.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2020 have been incorporated into these condensed consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

We have indicated on our consolidated financial statements for the nine months ended September 30, 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net revenue: We did not have any revenue generating activity for the three months ended September 30, 2020 and 2019. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consisted of legal and professional service fees. General and administrative expenses were $10,818 for the three months ended September 30, 2020, as compared to $17,245 for the three months ended September 30, 2019, which represented a decrease of $6,427, or 37%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Net loss: Our net loss was $10,818 for the three months ended September 30, 2020, as compared to net loss of $17,245 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net revenue: We did not generate any revenue for the nine months ended September 30, 2020 and 2019. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consisted of legal and professional service fees. General and administrative expenses were $32,292 for the nine months ended September 30, 2020, as compared to $52,325 for the nine months ended September 30, 2019, which represented a decrease of $20,033, or 38%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Net loss: Our net loss was $32,291 for the nine months ended September 30, 2020, as compared to net loss of $52,325 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Cash and cash equivalents were $1,348 at September 30, 2020 and $1,347 at December 31, 2019. Our total current assets were $1,348 at September 30, 2020, as compared to $1,347 at December 31, 2019. Our total current liabilities were $302,175 at September 30, 2020, as compared to $269,883 at December 31, 2019.

We had negative working capital of $300,827 at September 30, 2020, compared to negative working capital of $268,536 at December 31, 2019. The increase in negative working capital was primarily due to the increase in accrued expense and due to related parties.

Net cash from operating activities was $1 for nine months ended September 30, 2020 and $150 for the nine months ended September 30, 2019. The net losses from both periods were offset with changes in assets and liabilities.

We had no net cash flow from investing or financing activities during the nine months ended September 30, 2020 and 2019.

Net increase in cash and cash equivalent amounted to $1 and $150 for the nine months ended September 30, 2020 and 2019, respectively.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of September 30, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None in the three months ended September 30, 2020.

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: September 14, 2021	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive Officer

