Form 10-K
period 2020-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2021-09-22
CIK 1666178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-210091

Lazuriton Nano Biotechnology (U.S.A.) Inc.
(Exact name of registrant as specified in its charter)

Nevada	37-1786808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

341, Sec. 2, Wanshou Road, 10th Floor

Guishan District, Taoyuan City, 333, Taiwan (Republic of China)

(Address of principal executive offices, Zip Code)

011-886-3-329-5585

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name on each exchange on which registered
n/a	n/a	n/a

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $892,159.

The number of shares of registrant’s common stock outstanding, as of December 31, 2020, was 100,000,000.

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

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have an accumulated deficit of $579,777, as of December 31, 2020.

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

Our fiscal year ends on is December 31.

As of the date of this annual report, we had not sold any Nano fertilizer products, nor had we generated any revenue from operations.

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

Our officers and directors held approximately 60.62% of the Company’s issued and outstanding shares of common stock as of December 31, 2020. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there is a conflict of interest between the Manufacturer and us. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer. As of the date of this annual report, the Company did not have Director & Officer liability insurance.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During 2020, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products. We are still in the process of establishing retail relationships with various distributors and retailers in Asia.

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

Revenues

We anticipate that we may generate revenue from the sale of the Nano fertilizer products. The Nano fertilizer products will be primarily sold through resellers of fertilizers who are aware of the needs of the targeted customers. Additionally, we may target individual farmers and households. The cost of each Nano fertilizer product may vary, depending on a number of factors, including the (i) amount of the Nano fertilizer product that is being purchased; (ii) cost of raw materials; (iii) volume of products that were generated within the same time period; (iv) the use of the fertilizers; and (v) depreciation of the machines and equipment.

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

Employees and Employment Agreements

Presently, we have no full-time employees. Our president, Chih-Yuan Hsiao, is responsible for the primary operations and development of the Company and its subsidiaries. There is no employment or similar agreement between the Company and Mr. Hsiao.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate property. Mr. Chih-Yuan Hsiao, our president and chairman of the Board, entered into a lease that allowed the Company to operate at the address of 341 Wanchou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China). The monthly rent is 40,000 NTD (approximately $1,267 U.S. dollars), excluding the electricity, gas and water expenses. The lease for such office space ended on May 31, 2020. Upon expiration of our lease, we extended the lease on a monthly basis and planned to move the office to a new location.

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

There were 53 holders of record of our common stock as of December 31, 2020.

We paid no dividends on our common stock during the fiscal year of 2020. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors subject to our business and financial conditions, applicable Nevada laws and federal laws and other factors.

Recent Transactions Involving Unregistered Securities

None.

Common Stock

As of December 31, 2020, the outstanding number of shares of our common stock was 100,000,000. All our outstanding common shares are validly issued, fully paid and non-assessable.

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

Preferred Stock

As of December 31, 2020, we had no preferred stock authorized.

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

We paid no dividends on our common stock in the fiscal year of 2020. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Debt Securities

As of December 31, 2020, we owed Mr. Hsiao approximately $243,428 pursuant to that Funding Commitment (as defined below) which was disclosed in the Company’s annual report on Form 10-K filed on April 3, 2018. The Funding Commitment was valid and outstanding as of the date of this annual report on Form 10-K.

Except as disclosed above, we have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending..

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal year ended December 31, 2020, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

If we cannot raise additional funds, we will have to cease our business operations. As a result, our common stock investors would lose all of their investment.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

Net revenue: We did not generate any revenue for the years ended December 31, 2020 and 2019. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consisted of legal and professional service fees. General and administrative expenses were $51,242 for the year ended December 31, 2020, as compared to $71,775 for the year ended December 31, 2019, which represented a decrease of $20,533, or 29%. The decrease in general and administrative expenses was primarily attributable to the decrease in accounting, legal and professional fees.

Other income: Other income mainly consists of interest income. Other income for the year ended December 31, 2020 consists of $1 from interest. Other income was $0 for the year ended December 31, 2019.

Net loss: Our net loss was $51,241 for the year ended December 31, 2020, as compared to $71,775 for the year ended December 31, 2019, which represented a decrease of $20,534, or 29%. The decrease in net loss was a result of revenue generated for the year ended December 31, 2020.

Liquidity and Capital Resources

Cash and cash equivalents were $1,348 at December 31, 2020 and $1,347 at December 31, 2019. Our total current assets were $1,348 at December 31, 2020, as compared to $1,347 at December 31, 2019. Our total current liabilities were $321,125 at December 31, 2020, as compared to $269,883 at December 31, 2019.

We had negative working capital of $319,777 at December 31, 2020, compared to negative working capital of $268,536 at December 31, 2019. The increase in negative working capital was primarily due to the increase in accrued expenses.

Net cash provided by operating activities was $1 during the year ended December 31, 2020, compared to $150 during the year ended December 31, 2019. The decrease in the cash provided by operating activities was primarily due to the decrease in cash flow provided from due to related parties, offset by the increase in accrued expenses and decrease in net loss.

We had no net cash flow from investing or financing activities during the years ended December 31, 2020 and 2019.

Net change in cash and cash equivalents was an increase of $1 during the year ended December 31, 2020, compared to an increase of $150 during the year ended December 31, 2019.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of December 31, 2020.

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

December 31, 2020 and 2019

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lazuriton Nano Biotechnology (U.S.A.) Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Diamond Bar, California

September 15, 2021

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$1,348	$1,347
Total current assets	1,348	1,347

Total Assets	$1,348	$1,347

Liabilities and Stockholders’ Deficit

Current liabilities
Accrued expenses	$77,697	$36,595
Due to related parties	243,428	233,288
Total current liabilities	321,125	269,883

Total Liabilities	321,125	269,883

Stockholders’ deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(579,777)	(528,536)
Total stockholders’ deficit	(319,777)	(268,536)

Total Liabilities and Stockholders’ Deficit	$1,348	$1,347

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Net revenue	$-	$-

General and administrative expenses	51,242	71,775

Loss from operations	(51,242)	(71,775)

Other income
Interest income	1	-
Total other income	1	-

Loss before income taxes	(51,241)	(71,775)

Provision for income taxes	-	-
Net loss	$(51,241)	$(71,775)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(51,241)	$(71,775)
Changes in assets and liabilities:
Decrease in prepaid expenses	-	922
Increase in accrued expenses	41,102	21,509
Increase in due to related parties	10,140	49,494
Net cash provided by operating activities	1	150

Net increase in cash and cash equivalents	1	150

Cash and Cash Equivalents
Beginning	1,347	1,197
Ending	$1,348	$1,347

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	100,000,000	$10,000	$250,000	$(456,761)	$(196,761)
Net loss	-	-	-	(71,775)	(71,775)
Balance at December 31, 2019	100,000,000	10,000	250,000	(528,536)	(268,536)
Net loss	-	-	-	(51,241)	(51,241)
Balance at December 31, 2020	100,000,000	$10,000	$250,000	$(579,777)	$(319,777)

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

These consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net loss of $51,241 and $71,775 for the years ended December 31, 2020 and 2019, respectively, and had accumulated deficit of $579,777 and $528,536 as of December 31, 2020 and 2019, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time, however. If the Company is unable to obtain additional financing, the Company may be required to reduce the scope of its business development activities, which could harm its business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2020 and 2019, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The adoption of this ASU on January 1, 2021 does not have material impact on the Company’s consolidated financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accrued professional fees	$73,829	$32,329
Accrued edgar agent service fees	868	3,066
Accrued transfer agent fees	3,000	1,200
Total	$77,697	$36,595

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of December 31, 2020 and 2019, there were $243,428 and $233,288 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

United States of America

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 21% for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $579,777 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Taiwan

The Company’s subsidiary is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 20% on all enterprises with taxable income greater than approximately $4,274 (NT$120,000). No income tax liabilities existed as of December 31, 2020 due to its inactivity.

The provision for federal income tax consists of the following for the years ended December 31, 2020 and 2019, respectively:

	For the Year Ended December 31,
	2020	2019
Federal income tax benefit attributable to:
Current Operations	$10,761	$15,073
Less: valuation allowance	(10,761)	(15,073)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$121,753	$110,993
Less: valuation allowance	(121,753)	(110,993)
Net deferred tax asset	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Year Ended December 31,
	2020	2019
U.S. statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Taiwan statutory tax benefit	(20)%	-%
Change in deferred tax asset valuation allowance	20%	-%
Provision for income taxes	-%	-%

For the years ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

In May 2021, the Company’s wholly owned subsidiary, Lazuriton Co., Ltd., was terminated by the local government due to inactivity.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and limited staff, our disclosure controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors of the Company were elected by the stockholders to serve until the next shareholder meeting or their respective successors are duly elected and qualified. Officers of the Company were appointed by our Board of Directors to serve until their respective successors are duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no standing nominating, auditing or compensation committees.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Currently, our officers and directors receive no compensation for their services. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payments of salaries to officers and directors, but currently, no such compensation has been approved. As of December 31, 2020, we did not have any benefits, such as health or life insurance, available to our officers and directors.

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Principal Executive Officer and Director(1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ching-Chia Chuang,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer, Secretary and Treasurer(2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Stock Option Plan

We did not adopt any Equity Incentive Plan as of December 31, 2020.

Grants of Plan-Based Awards

Not applicable.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2020:

OUSTANDING EQUITY AWARDS AT FISCAL YEAR-END

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

Option Exercises and Stock Vested

No options were awarded by the Company as of December 31, 2020.

Compensation of Directors

Our directors did not receive compensation for services as a director during the fiscal year of 2020. Our directors are entitled to any reimbursement for travel or other expenses incurred in connection with attending meetings of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2020, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of the date of the respective table. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of December 31, 2020.

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

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of December 31, 2020.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As set forth above, on February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no particular notice required to be given by Mr. Hsiao regarding that demand. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of December 31, 2020, we owed Mr. Hsiao approximately $243,428 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

PART IV

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$26,000	$26,000
Audit-Related Fees	-	-
Tax Fees	1,000	1,000
Total	$27,000	$27,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2020, is compatible with maintaining the auditor’s independence.

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

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: September 22, 2021	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Principal Executive officer and Director

Dated: September 22, 2021	By:	/s/ Ching-Chia Chuang
Ching-Chia Chuang
Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	September 22, 2021
Chih-Yuan Hsiao, Principal Executive Officer and Director

/s/ Ching-Chia Chuang	September 22, 2021
Ching-Chia Chuang, Principal Financial Officer

/s/ Yu-Chih Hsiao	September 22, 2021
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	September 22, 2021
Min-Tsung Hsiao, Director

