Form 10-Q
period 2021-09-30
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2023-03-27
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

The number of shares of registrant’s common stock outstanding, as of March 9, 2023 was 100,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,348	$1,348
Total current assets	1,348	1,348

Total Assets	$1,348	$1,348

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$102,547	$77,697
Due to related parties	249,428	243,428
Total current liabilities	351,975	321,125

Total Liabilities	351,975	321,125

Stockholders’ Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(610,627)	(579,777)
Total stockholders’ deficit	(350,627)	(319,777)

Total Liabilities and Stockholders’ Deficit	$1,348	$1,348

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$-	$-	$-	$-
General and administrative expenses	9,950	10,818	30,850	32,292

Loss from operations	(9,950)	(10,818)	(30,850)	(32,292)

Other income
Interest income	-	-	-	1
Total other income	-	-	-	1

Loss before income taxes	(9,950)	(10,818)	(30,850)	(32,291)
Provision for income taxes	-	-	-	-
Net loss	$(9,950)	$(10,818)	$(30,850)	$(32,291)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(30,850)	$(32,291)
Changes in assets and liabilities:
Increase in accrued expenses	24,850	22,152
Increase in due to related parties	6,000	10,140
Net cash provided by operating activities	-	1

Net increase in cash and cash equivalents	-	1

Cash and Cash Equivalents
Beginning	1,348	1,347
Ending	$1,348	$1,348

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	100,000,000	$10,000	$250,000	$(579,777)	$(319,777)
Net loss	-	-	-	(10,950)	(10,950)
Balance at March 31, 2021	100,000,000	10,000	250,000	(590,727)	(330,727)
Net loss	-	-	-	(9,950)	(9,950)
Balance at June 30, 2021	100,000,000	10,000	250,000	(600,677)	(340,677)
Net loss	-	-	-	(9,950)	(9,950)
Balance at September 30, 2021	100,000,000	$10,000	$250,000	$(610,627)	$(350,627)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	100,000,000	$10,000	$250,000	$(528,536)	$(268,536)
Net loss	-	-	-	(11,450)	(11,450)
Balance at March 31, 2020	100,000,000	10,000	250,000	(539,986)	(279,986)
Net loss	-	-	-	(10,023)	(10,023)
Balance at June 30, 2020	100,000,000	10,000	250,000	(550,009)	(290,009)
Net loss	-	-	-	(10,818)	(10,818)
Balance at September 30, 2020	100,000,000	$10,000	$250,000	$(560,827)	$(300,827)

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

Going Concern

These consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had incurred net loss of $30,850 and $32,291 for the nine months ended September 30, 2021 and 2020, respectively, and had accumulated deficit of $610,627 and $579,777 as of September 30, 2021 and December 31, 2020, respectively, and it had no revenue from operations.

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

Net Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2021 and December 31, 2020, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2021 and December 31, 2020, respectively.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued professional fees	$97,329	$73,829
Accrued edgar agent service fees	868	868
Accrued transfer agent fees	4,350	3,000
Total	$102,547	$77,697

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of September 30, 2021 and December 31, 2020, there were $249,428 and $243,428 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

United States of America

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 21% for the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the Company had net operating loss carryforwards of approximately $610,627 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Taiwan

The Company’s subsidiary is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 20% on all enterprises with taxable income greater than approximately $4,274 (NT$120,000). No income tax liabilities existed as of September 30, 2021 due to its inactivity.

The provision for federal income tax consists of the following for the nine months ended September 30, 2021 and 2020, respectively:

	For the Nine Months Ended September 30,
	2021	2020
Federal income tax benefit attributable to:
Current Operations	$6,479	$6,781
Less: valuation allowance	(6,479)	(6,781)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$128,232	$121,753
Less: valuation allowance	(128,232)	(121,753)
Net deferred tax asset	$-	$-

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

For the nine months ended September 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

We have indicated on our financial statements for the nine months ended September 30, 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset, or the amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with Securities and Exchange Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition, and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition, and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net revenue: We did not generate any revenue for the three months ended September 30, 2021 and 2020. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $9,950 for the three months ended September 30, 2021, as compared to $10,818 for the three months ended September 30, 2020, which represented a decrease of $868, or 8%. The decrease in general and administrative expenses was insignificant.

Net loss: Our net loss was $9,950 for the three months ended September 30, 2021, as compared to $10,818 for the three months ended September 30, 2020, which represented a decrease of $868, or 8%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Results of Operations

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net revenue: We did not generate any revenue for the nine months ended September 30, 2021 and 2020. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $30,850 for the nine months ended September 30, 2021, as compared to $32,292 for the nine months ended September 30, 2020, which represented a decrease of $1,442, or 4%. Such decrease in general and administrative expenses was due to the decrease in professional expenses.

Net loss: Our net loss was $30,850 for the nine months ended September 30, 2021, as compared to $32,291 for the nine months ended September 30, 2020, which represented a decrease of $1,441, or 4%. Such decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,348 at September 30, 2021 and $1,348 at December 31, 2020. Our total current assets were $1,348 at September 30, 2021, as compared to $1,348 at December 31, 2020. Our total current liabilities were $351,975 at September 30, 2021, as compared to $321,125 at December 31, 2020.

We had negative working capital of $350,627 at September 30, 2021, compared to negative working capital of $319,777 at December 31, 2020. The increase in negative working capital was primarily due to the increase in accrued expenses.

Net cash from operating activities was $0 for nine months ended September 30, 2021 and $1 provided by  operating activities for the nine months ended September 30, 2020. The net losses from both periods were offset with changes in assets and liabilities.

We had no net cash flow from investing or financing activities during the nine months ended September 30, 2021 and 2020.

We had no net change in cash and cash equivalent for the nine months ended September 30, 2021 and 2020.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of September 30, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

None in the quarter ended September 30, 2021.

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: March 27, 2023	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Chief and Principal Executive Officer

