Form 10-K
period 2021-12-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2023-05-03
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There was no market for the common stock and accordingly the aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2022, cannot be calculated.

The number of shares of registrant’s common stock outstanding, as of March 9, 2023, was 100,000,000.

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

Item 1. Business.

Description of Business

General Information

We were incorporated in the State of Nevada on June 2, 2015. Since inception, we have not generated any revenues and have an accumulated deficit of $628,577, as of December 31, 2021.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence any significant operations. As of the date of this annual report, we have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of fertilizer products made by the Manufacturer (the “Nano fertilizer products”). Our administrative office is located at 341, Sec. 2, Wanshou Rd., 10th Floor, Guishan District, Taoyuan City, 333, Taiwan (Republic of China).

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

As of the date of filing of this annual report, our current management is comprised of Chih-Yuan Hsiao, our president, chief and principal executive officer, and a member of our board of directors; Shieh-Tzu Lee, our secretary, chief and principal financial officer; Yu-Chih Hsiao, a member of our board of directors, and Min-Tsung Hsiao, a member of our board of directors. Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao are brothers.

Our officers and directors held approximately 60.62% of the Company’s issued and outstanding shares of common stock as of December 31, 2021. Additionally, our president and a member of our board of directors, Chih-Yuan Hsiao, and our other directors, Yu-Chih Hsiao and Min-Tsung Hsiao, hold a majority of the issued and outstanding shares of common stock of the Manufacturer. As the Manufacturer is the sole supplier of the Nano fertilizer products that we intend to market and distribute, to the extent that Chih-Yuan Hsiao, Yu-Chih Hsiao and Min-Tsung Hsiao participate in the management of the Manufacturer with respect to the Manufacturer’s relationship with the Company, there is a conflict of interest between the Manufacturer and us. Our officers and directors are aware of their fiduciary duties to the Company and its shareholders and will make every effort to consider the best interests of the Company and its shareholders in connection with the transactions and relationships between the Company and the Manufacturer. As of the date of this annual report, the Company did not have Director & Officer liability insurance.

We anticipate that we will receive revenue from the distribution and sale of the Nano fertilizer products. We plan to market and sell the Nano fertilizer products to resellers of fertilizers who are aware of the needs of their customers. Additionally, we may target individual farmers and households.

During the Fiscal year ended December 31, 2021, our operations were limited to seeking business opportunities in connection with the marketing and distribution of the Nano fertilizer products. We are still in the process of establishing retail relationships with various distributors and retailers in Asia.

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

Marketing and Distribution Agreement

Effective December 1, 2015, we entered into the Marketing Agreement with the Manufacturer, whereby the Manufacturer authorizes the Company to market, sell and distribute those Nano fertilizer products manufactured by the Manufacturer. The Marketing Agreement grants the Company a non-exclusive right to market, sell and distribute the Nano fertilizer products in Asia, with the exception of Taiwan. The Marketing Agreement is effective as of December 1, 2015, and continues for one year thereafter and is renewed automatically for periods of one year each, unless one party gives notice to the other party at least 30 days prior to the expiration of the said agreement of its intention not to renew. As of the date of December 31, 2021, no party to this Marketing Agreement gave notice to terminate this agreement and the terms of this Marketing Agreement were effective. The Company is making efforts to distribute Nano fertilizer and food products in Taiwan, mainland China and Japan.

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

As of December 31, 2021, we did not sell any of the Nano fertilizer products nor have we generated any revenue from operations. Our operations to date have been devoted primarily to development activities, e.g., development of our business plan, negotiation of the Marketing Agreements with the Manufacturer and research regarding the marketing and distribution methods and strategies.

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

Need for any Government Approval - Environment Laws

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

Patents, Trademarks and Licenses

During the Fiscal year ended December 31, 2021, the Company did not own any patents or trademarks. The following table lists the trademarks that the Manufacturer, an affiliate of the Company had registered and were valid during the Fiscal year ended December 31, 2021. The fertilizer products we intend to distribute and sell will bear those marks.

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

There were 53 holders of record of our common stock as of March 9, 2023.

We paid no dividends on our common stock during the fiscal year of 2021. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors subject to our business and financial conditions, applicable Nevada laws and federal laws and other factors.

Recent Transactions Involving Unregistered Securities

None.

Common Stock

As of March 9, 2023 the outstanding number of shares of our common stock was 100,000,000. All our outstanding common shares are validly issued, fully paid and non-assessable.

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

Preferred Stock

As of March 9, 2023, we had no preferred stock authorized.

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

We paid no dividends on our common stock in the fiscal year of 2021. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Debt Securities

As of December 31, 2021, we owed Mr. Hsiao approximately $249,428 pursuant to that Funding Commitment (as defined below) which was disclosed in the Company’s annual report on Form 10-K filed on April 3, 2018. The Funding Commitment was valid and outstanding as of the date of this annual report on Form 10-K.

Except as disclosed above, we have no debt securities outstanding.

Repurchase Programs

There is currently no share repurchase program pending..

Item 6. [Reserved]

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

Going Concern

We have indicated on our financial statements for the years ended December 31, 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund our initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with Securities and Exchange Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

Net revenue: We did not generate any revenue for the years ended December 31, 2021 and 2020. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $48,800 for the year ended December 31, 2021, as compared to $51,242 for the year ended December 31, 2020, which represented a decrease of $2,442, or 5%. The decrease in general and administrative expenses was insignificant.

Net loss: Our net loss was $48,800 for the year ended December 31, 2021, as compared to $51,241 for the year ended December 31, 2020, which represented a decrease of $2,441, or 5%. The decrease in net loss was a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,348 at December 31, 2021 and $1,348 at December 31, 2020. Our total current assets were $1,348 at December 31, 2021, as compared to $1,348 at December 31, 2020. Our total current liabilities were $369,925 at December 31, 2021, as compared to $321,125 at December 31, 2020.

We had negative working capital of $368,577 at December 31, 2021, compared to negative working capital of $319,777 at December 31, 2020. The increase in negative working capital was primarily due to the increase in accrued expenses.

Net cash from operating activities was $0 for year ended December 31, 2021 and $1 proceed from operating activities for the year ended December 31, 2020. The net losses from both periods were offset with changes in assets and liabilities.

We had no net cash flow from investing or financing activities during the years ended December 31, 2021 and 2020.

We had no net change in cash and cash equivalent for the years ended December 31, 2021 and 2020.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of December 31, 2021.

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

COVID-19

On March 11, 2020, the World Health Organization officially declared the outbreak of the novel coronavirus COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has significantly adversely affected businesses of all types, economies and financial markets worldwide. During 2020 and 2021, the Company’s operations were impacted by the spread of the COVID-19 pandemic and developments surrounding this global pandemic. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the year ended December 31, 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who are the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and limited staff, our disclosure controls were not effective as of December 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

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

The names and ages of our directors and executive officers as of December 31, 2021 were as set forth below:

Directors and Executive Officers of the Company

Name	Age	Position
Chih-Yuan Hsiao	52	President, Chief and Principal Executive Officer and a member of the Board of Directors(1)
Ching-Chia Chuang	51	Secretary, Treasurer, Chief and Principal Financial Officer and a member of the Board of Directors(2)
Yu-Chih Hsiao	50	a member of the Board of Directors(3)
Min-Tsung Hsiao	48	a member of the Board of Directors(4)

___________

(1)	Chih-Yuan Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation.
(2)	Ching-Chia Chuang served as a member on the Board until August 31, 2022.
(3)	Yu-Chih Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation.
(4)	Min-Tsung Hsiao will serve as a director until the next annual shareholder meeting or his earlier resignation.

January 30 of each year is specified in the Company’s Bylaws for the annual meeting of the Company’s shareholders. We did not hold the shareholder meeting on January 30, 2021 and do not plan to have regular annual shareholder meetings.

Backgrounds of Executive Officers and Directors

The following information sets forth the background and business experience of our directors and executive officers.

Chih-Yuan Hsiao, President, Chief and Principal Executive Officer and a member of our Board of Directors

Chih-Yuan Hsiao received his Associate Bachelor Degree in International Business from Lan Yang Institute of Technology in Taiwan in 1992. From January 2004 to December 2008, Mr. Hsiao was the president of Lazuriton Art and Culture Co., Ltd., a business engaged in marketing and selling artwork carving products. From January 2009 to the present, Mr. Hsiao has been the president and a member of the board of directors of Lazuriton Nano Biotechnology Co., Ltd., a Taiwanese corporation, or the “Manufacturer”, which manufactures Nano fertilizer products that we will market and distribute. There is a conflict of interest regarding Mr. Hsiao’s role as president and board member of the Manufacturer and his position as President, Chief and Principal Executive officer and member of the Board of Directors for the Company. As the president of the Company, Mr. Hsiao manages all operational activities of the Company, including the purchases and sales of the Nano Fertilizer Products.

Mr. Hsiao became the President, Chief and Principal Executive Officer and a member of our Board of Directors of the Company in June 2015. Due to Mr. Hsiao’s extensive experience in business development, operations management, and executive leadership, the Company believes he complements its management.

Mr. Hsiao works full time attending to the affairs of the Company.

Ching-Chia Chuang, Chief and Principal Financial Officer, Secretary, Treasurer and Director

Ching-Chia Chuang obtained a Bachelor of Arts degree in engineering and management from Yuan Ze University in 1993. From November 2011 to the present, Mr. Chuang has served as a consultant for the Manufacturer. There is a conflict of interest regarding Mr. Chuang’s role as consultant over the affairs of the Manufacturer and his position as Chief and Principal Financial Officer, Secretary and Treasurer for the Company. As a consultant to the Manufacturer, Mr. Chuang assists in the cultivation of business relationships in Asia. Additionally, Mr. Chuang assists in providing management and operation recommendations to the Company. Mr. Ching-Chia Chuang was elected to the Board by the Company’s shareholders on June 24, 2019.

Mr. Chuang became the Chief and Principal Financial Officer, Secretary and Treasurer of the Company in June 2, 2017. Because Mr. Chuang has extensive background in business negotiations and knowledge in budget management, and played an integral role in the growth and expansion of enterprises, the Company believes he complements its management.

Mr. Chuang resigned from all of his positions at the Company on August 31, 2022.

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

15

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

Code of Ethics

As of December 31, 2021, we had not adopt a Code of Ethics that applies to our principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date of this report due to the Company’s size and lack of employees. We intend to adopt a Code of Ethics in the future. When we do so, we will disclose it in a current report on Form 8-K.

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

There is a potential conflict of interest regarding Mr. Chih-Yuan Hsiao regarding his role as president and member of our board of directors of the Manufacturer and his position as President, Chief and Principal Executive Officer and member of the Board of Directors for the Company. In addition, there was a potential conflict of interest regarding Mr. Ching-Chia Chuang’s role as consultant over the affairs of the Manufacturer and his position as Chief and Principal Financial Officer, Secretary and Treasurer for the Company, until his resignation on August 31, 2022.

Directors Independence

As of December 31, 2021, our Board of Directors was comprised of four members, none of whom qualifies as an independent director as defined by the OTC Markets Group for the OTCQB and OTCQX.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Currently, our officers and directors receive no compensation for their services. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payments of salaries to officers and directors, but currently, no such compensation has been approved. As of December 31, 2021, we did not have any benefits, such as health or life insurance, available to our officers and directors.

Summary Compensation

Name and Principal Position	Year	Salary FY ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chih-Yuan Hsiao,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Chief and Principal Executive Officer and Director(1)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ching-Chia Chuang,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief and Principal Financial Officer, Secretary and Treasurer(2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)

There is no employment contract with Chih-Yuan Hsiao at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2)

There was no employment contract with Ching-Chia Chuang. Nor were there any agreements for compensation in the future. Ching-Chia Chuang resigned from all of his positions at the Company on August 31, 2022.

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

Stock Option Plan

We did not adopt any Equity Incentive Plan as of December 31, 2021.

Grants of Plan-Based Awards

Not applicable.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding unexercised options, unvested stocks and equity incentive plan awards held by any of our named executive officers, as of December 31, 2021.

Option Exercises and Stock Vested

No options were awarded by the Company as of December 31, 2021.

Compensation of Directors

Our directors did not receive compensation for services as a director during the fiscal year of 2021. Our directors are entitled to any reimbursement for travel or other expenses incurred in connection with attending meetings of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 9, 2023, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of the date of the respective table. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding and is based on a total of 100,000,000 shares of common stock that were issued and outstanding as of March 9, 2023.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percent of the Common Stock Issued and Outstanding(1)
Chih-Yuan Hsiao, President, Chief and Principal Executive Officer and Director	52,348,003	52.35%
Shieh-Tzu Lee, Chief and Principal Financial Officer	-	None
Min-Tsung Hsiao, Director	4,162,500	4.16%
Yu-Chih Hsiao, Director	3,362,500	3.36%
All officers and directors as a group (Five (4) persons)	60,623,003	60.62%
Yung-Sheng Hsiao	7,514,170	7.51%

____________

(1) The percentages are based on 100,000,000 shares of common stock issued and outstanding as of March 9, 2023.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As set forth above, on February 9, 2017, Mr. Hsiao signed a written funding commitment (the “Funding Commitment”) to lend the Company as much as $400,000 to pay the operating expenses of the Company for a period of 12 months. The Funding Commitment automatically renews on each anniversary of the Funding Commitment for one additional year term unless either the Company or Mr. Hsiao elects to terminate the Funding Commitment. Any amount advanced by Mr. Hsiao pursuant to that Funding Commitment shall not accrue interest and is payable on demand. As of the date of this report, there is no particular notice required to be given by Mr. Hsiao regarding that demand. We can provide no guarantee or assurance that in the event of that demand, we can pay the amount demanded, or any other amount, on the date for which such payment is due. Because Mr. Hsiao is our president and a member of our board of directors, we believe the Funding Commitment is a related party transaction. However, our board believes that the terms of the Funding Commitment are not unreasonable. As of December 31, 2021, we owed Mr. Hsiao approximately $249,428 pursuant to that Funding Commitment. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Other than as specified above, to the best of our knowledge that there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors, or any related persons or promoters.

 Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$26,000	$26,000
Audit-Related Fees	-	-
Tax Fees	1,000	1,000
Total	$27,000	$27,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and our board of directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2021, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

We have filed the following documents as part of this Form 10-K:

1. Financial Statements

Please see the F pages.

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Correction to Articles of Incorporation (2)
3.3	Bylaws (3)
10.1	Marketing and Distribution Agreement with Lazuriton Nano Biotechnology Co., Ltd. dated December 1, 2015 (4)
10.2	Funding Commitment of Chih-Yuan Hsiao dated February 9, 2017 (5)
31.1*	Certification of Chief and Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief and Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002
32.2**	Certification of the Chief and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxey Act of 2002

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

Lazuriton Nano Biotechnology (U.S.A) Inc.

Dated: May 03, 2023	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Chief and Principal Executive Officer

Dated: May 03, 2023	By:	/s/ Shieh-Tzu Lee
Shieh-Tzu Lee
Chief and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Chih-Yuan Hsiao	May 03, 2023
Chih-Yuan Hsiao, Chief and Principal Executive Officer

/s/ Shieh-Tzu Lee	May 03, 2023
Shieh-Tzu Lee, Chief and Principal Financial Officer

/s/ Yu-Chih Hsiao	May 03, 2023
Yu-Chih Hsiao, Director

/s/ Min-Tsung Hsiao	May 03, 2023
Min-Tsung Hsiao, Director

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Financial Statements for the Years Ended

December 31, 2021 and 2020

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lazuriton Nano Biotechnology (U.S.A.) Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with the generally accepted accounting principles in United States of America.

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

Diamond Bar, California

May 2, 2023

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$1,348	$1,348
Total current assets	1,348	1,348

Total Assets	$1,348	$1,348

Liabilities and Stockholders’ Deficit

Current liabilities
Accrued expenses	$120,497	$77,697
Due to related parties	249,428	243,428
Total current liabilities	369,925	321,125

Total Liabilities	369,925	321,125

Stockholders’ deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(628,577)	(579,777)
Total stockholders’ deficit	(368,577)	(319,777)

Total Liabilities and Stockholders’ Deficit	$1,348	$1,348

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenue	$-	$-

General and administrative expenses	48,800	51,242

Loss from operations	(48,800)	(51,242)

Other income
Interest income	-	1
Total other income	-	1

Loss before income taxes	(48,800)	(51,241)

Provision for income taxes	-	-
Net loss	$(48,800)	$(51,241)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(48,800)	$(51,241)
Changes in assets and liabilities:
Increase in accrued expenses	42,800	41,102
Increase in due to related parties	6,000	10,140
Net cash provided by operating activities	-	1

Net increase in cash and cash equivalents	-	1

Cash and Cash Equivalents
Beginning	1,348	1,347
Ending	$1,348	$1,348

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	100,000,000	$10,000	$250,000	$(528,536)	$(268,536)
Net loss	-	-	-	(51,241)	(51,241)
Balance at December 31, 2020	100,000,000	10,000	250,000	(579,777)	(319,777)
Net loss	-	-	-	(48,800)	(48,800)
Balance at December 31, 2021	100,000,000	$10,000	$250,000	$(628,577)	$(368,577)

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

Going Concern

These consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had incurred net loss of $48,800 and $51,241 for the years ended December 31, 2021 and 2020, respectively, and had accumulated deficit of $628,577 and $579,777 as of December 31, 2021 and 2020, respectively, and it had no revenue from operations.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2021 and 2020, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred tax assets were $0 as of both December 31, 2021 and 2020, respectively.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction gain (loss), is included in the accompanying consolidated statements of operations.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accrued professional fees	$114,829	$73,829
Accrued edgar agent service fees	868	868
Accrued transfer agent fees	4,800	3,000
Total	$120,497	$77,697

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of December 31, 2021 and 2020, there were $249,428 and $243,428 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

United States of America

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 21% for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $628,577 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Taiwan

The Company’s subsidiary is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 20% on all enterprises with taxable income greater than approximately $4,274 (NT$120,000). No income tax liabilities existed as of December 31, 2021 due to its inactivity.

The provision for federal income tax consists of the following for the years ended December 31, 2021 and 2020, respectively:

	For the Year Ended December 31,
	2021	2020
Federal income tax benefit attributable to:
Current Operations	$10,248	$10,761
Less: valuation allowance	(10,248)	(10,761)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$132,001	$121,753
Less: valuation allowance	(132,001)	(121,753)
Net deferred tax asset	$-	$-

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

For the years ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

