Form 10-Q
period 2022-03-31
Lazuriton Nano Biotechnology (U.S.A.) Inc.
filed 2023-07-05
CIK 1666178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of July 05, 2023 was 100,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,348	$1,348
Total current assets	1,348	1,348

Total Assets	$1,348	$1,348

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$129,947	$120,497
Due to related parties	250,928	249,428
Total current liabilities	380,875	369,925

Total Liabilities	380,875	369,925

Stockholders’ Deficit
Common stock, $0.0001 par value; 750,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	250,000	250,000
Accumulated deficit	(639,527)	(628,577)
Total stockholders’ deficit	(379,527)	(368,577)

Total Liabilities and Stockholders’ Deficit	$1,348	$1,348

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Net revenue	$-	$-
General and administrative expenses	10,950	10,950

Loss from operations	(10,950)	(10,950)

Loss before income taxes	(10,950)	(10,950)

Provision for income taxes	-	-
Net loss	$(10,950)	$(10,950)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	100,000,000	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(10,950)	$(10,950)
Changes in assets and liabilities:
Increase in accrued expenses	9,450	10,950
Increase in due to related parties	1,500	-
Net cash provided by operating activities	-	-

Net increase in cash and cash equivalents	-	-

Cash and Cash Equivalents
Beginning	1,348	1,348
Ending	$1,348	$1,348

Supplemental Disclosure of Cash Flows
Cash paid during the year for:
Interest expenses	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

LAZURITON NANO BIOTECHNOLOGY (U.S.A.) INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	100,000,000	$10,000	$250,000	$(628,577)	$(368,577)
Net loss	-	-	-	(10,950)	(10,950)
Balance at March 31, 2022	100,000,000	$10,000	$250,000	$(639,527)	$(379,527)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	100,000,000	$10,000	$250,000	$(579,777)	$(319,777)
Net loss	-	-	-	(10,950)	(10,950)
Balance at March 31, 2021	100,000,000	$10,000	$250,000	$(590,727)	$(330,727)

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

Going Concern

These condensed consolidated financial statements were prepared on the basis of accounting principles applicable to going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had incurred net loss of $10,950 and $10,950 for the three months ended March 31, 2022 and 2021, respectively, and had accumulated deficit of $639,527 and $628,577 as of March 31, 2022 and December 31, 2021, respectively, and it had no revenue from operations.

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

The Company is currently addressing its liquidity issue by continually seeking additional funds through private placements of its securities and/or capital contributions and loans by Chih-Yuan Hsiao, the President and a member of the board of directors. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time, however. If the Company is unable to obtain additional financing, it may be required to reduce the scope of its business development activities, which could harm its business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. These condensed consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying condensed consolidated financial statements.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2022 and December 31, 2021, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2022 and December 31, 2021, respectively.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Accrued professional fees	$123,829	$114,829
Accrued edgar agent service fees	868	868
Accrued transfer agent fees	5,250	4,800
Total	$129,947	$120,497

NOTE 3. DUE TO RELATED PARTIES

The Company has received advances from its officers and shareholders for working capital purposes. As of March 31, 2022 and December 31, 2021, there were $250,928 and $249,428 advances outstanding, respectively. The Company has agreed that the outstanding balances bear 0% interest rate and are due upon demand after 30 days written notice by the officer and shareholder.

NOTE 4. INCOME TAXES

United States of America

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 21% for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company had net operating loss carryforwards of approximately $639,527 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Taiwan

The Company’s subsidiary is incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 20% on all enterprises with taxable income greater than approximately $4,274 (NT$120,000). No income tax liabilities existed as of March 31, 2022 due to its inactivity.

The provision for federal income tax consists of the following for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022	2021
Federal income tax benefit attributable to:
Current Operations	$2,300	$2,300
Less: valuation allowance	(2,300)	(2,300)
Net provision for Federal income taxes	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$134,301	$132,001
Less: valuation allowance	(134,301)	(132,001)
Net deferred tax asset	$-	$-

The differences between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	For the Three Months Ended March 31,
	2022	2021
U.S. statutory federal tax benefit	(21)%	(21)%
Change in deferred tax asset valuation allowance	21%	21%
Taiwan statutory tax benefit	(20)%	(20)%
Change in deferred tax asset valuation allowance	20%	20%
Provision for income taxes	-%	-%

For the three months ended March 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 5. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

We have indicated in our condensed consolidated financial statements for the three months ended March 31, 2022 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

We expect to incur marketing and professional and administrative expenses as well as expenses associated with maintaining our filings with Securities and Exchange Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net revenue: We did not generate any revenue for the three months ended March 31, 2022 and 2021. We have had limited business operations since incorporation.

General and administrative expenses: General and administrative expenses primarily consist of legal and professional service fees. General and administrative expenses were $10,950 for the three months ended March 31, 2022, as compared to $10,950 for the three months ended March 31, 2021, which did not change.

Net loss: Our net loss was $10,950 for the three months ended March 31, 2022, as compared to $10,950 for the three months ended March 31, 2021, which did not change.

Liquidity and Capital Resources

Cash and cash equivalents were $1,348 at March 31, 2022 and $1,348 at December 31, 2021. Our total current assets were $1,348 at March 31, 2022, as compared to $1,348 at December 31, 2021. Our total current liabilities were $380,875 at March 31, 2022, as compared to $369,925 at December 31, 2021.

We had negative working capital of $379,527 at March 31, 2022, compared to negative working capital of $368,577 at December 31, 2021. The increase in negative working capital was primarily due to the increase in accrued expenses.

Net cash from operating activities was $0 for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021. The net losses from both periods were offset with changes in assets and liabilities.

We had no net cash flow from investing or financing activities during the three months ended March 31, 2022 and 2021.

We had no net change in cash and cash equivalent for the three months ended March 31, 2022 and 2021.

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

Off-balance Sheet Arrangements

We were not aware of any off-balance sheet arrangements as of March 31, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

None in the quarter ended March 31, 2022.

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

Lazuriton Nano Biotechnology (U.S.A.) Inc.

Date: July 05, 2023	By:	/s/ Chih-Yuan Hsiao
Chih-Yuan Hsiao
Chief and Principal Executive Officer

